Form 10QSB
period 1995-03-31
TENNEY ENGINEERING INC
filed 1995-05-12
CIK 97184

U.S. Securities and Exchange Commission

                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1995

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             EXCHANGE ACT

For the transition period from                to

Commission File Number      1-4142

                    TENNEY ENGINEERING, INC.
               (Exact name of small business issuer as
                       specified in its charter)

         NEW JERSEY                                22-1323920
  (State or other jurisdiction                  (IRS Employer
of incorporation or organization)            Identification No.)

           1090 Springfield Road, Union, New Jersey 07083
               (Address of principal executive offices)

                            (908) 686-7870
                      (Issuer's telephone number)

                                 NONE
(Former name, former address and former fiscal year, if changed since last report.)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X    No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                      Outstanding at March 31, 1995
Common Stock $.10 par value                       3,685,592

      Transitional Small Business Disclosure Format:
         Yes        No   X
TENNEY ENGINEERING, INC.

                              FORM 10-QSB

                     QUARTER ENDED MARCH 31, 1995

                              I N D E X

                                                            PAGE

Part I - Financial Information

  Item 1.  Financial Statements

    Consolidated Condensed Balance Sheet - March 31, 1995      3

    Consolidated Condensed Statements of Operations  -
      Three months ended March 31, 1995 and 1994               4

    Consolidated Condensed Statements of Cash Flows -
      Three months ended March 31, 1995 and 1994               5

    Notes to Consolidated Condensed Financial Statements       6

  Item 2.  Management's Discussion and Analysis

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                     12

Part II - Other Information                                   14

                      TENNEY ENGINEERING, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEET
                            MARCH 31, 1995
                 (In Thousands of Dollars - unaudited)

                                ASSETS

Current assets:
  Cash and cash equivalents                            $  1,022
  Accounts receivable, net                                1,401
  Current portion of installment receivables                128
  Inventories                                             1,320
  Prepaid expenses and other current assets                  64
        Total current assets                              3,935

Equipment, net                                              156
Installment receivables, noncurrent portion                 265
Other assets                                                132
        Totals                                         $  4,488

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Note payable - bank and current portion of
   long-term debt                                      $    377
  Debt deficiency - deferred forgiveness                    579
  Accounts payable and other accrued liabilities          2,006
  Accrued payroll and payroll taxes                         173
  Billings in excess of estimated revenue on
   long-term contracts                                    1,551
  Pension obligation, current portion                       290
        Total current liabilities                         4,976

Long-term debt, noncurrent portion                           36
Pension obligation, noncurrent portion                      248
        Total liabilities                                 5,260

Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock
  Common stock at par value                                 369
  Additional paid-in capital                              1,960
  Retained earnings (deficit)                            (3,064)
                                                           (735)
  Less treasury stock                                        37
        Total stockholders' equity (deficiency)            (772)
        Totals                                         $  4,488




See Notes to Consolidated Condensed Financial Statements.
                       TENNEY ENGINEERING, INC.
                           AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1995 AND 1994
    (In Thousands of Dollars Except per Share Amounts - unaudited)


                                               1995       1994
Net revenue:
  Product and product related                 $1,727     $  872
  Service                                        219        318
  Parts                                          173        163
        Totals                                 2,119      1,353

Cost of sales:
  Product and product related                  1,236        819
  Service                                        155        232
  Parts                                           72         93
        Totals                                 1,463      1,144

Gross profit                                     656        209

Selling and administrative expenses              526        420

Income (loss) from operations                    130       (211)

Other expense (income):
  Interest expense                                44        109
  Other income, net                              (11)       (11)
        Totals                                    33         98

Income (loss) before income taxes
  and extraordinary items                     $   97     $ (309)
Income taxes                                       2         -
Income (loss) before extraordinary
  items                                           95       (309)
Extraordinary item - gain on
  restructuring of debt net of income
  taxes of four thousand dollars                 285         -

Net income (loss)                             $  380     $ (309)

Income (loss) per common share before
  extraordinary items                            .02       (.08)
Extraordinary item per common share              .08         -

Net income (loss) per common share            $  .10     $ (.08)


Exercise of options would not be dilutative.


See Notes to Consolidated Condensed Financial Statements.

     TENNEY ENGINEERING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      QUARTER ENDED MARCH 31, 1995 AND 1994
                      (In Thousands of Dollars - unaudited)

                                                        1995         1994
Operating activities:
  Net income (loss) from continuing operations        $   380      $  (309)
  Adjustments to reconcile income (loss) to
    net cash provided by (used in) operations:
    Depreciation and amortization                          15           36
    Gain of debt forgiveness, principal and interest     (290)          -
    Provision for pension withdrawal liability             36           -
  Changes in operating assets and liabilities:
      Accounts and installment receivables               (244)         138
      Inventories                                      (1,036)         120
      Prepaid expenses and other current assets            22           (1)
      Other assets                                         -             2
      Accounts payable and other accrued liabilities      658           66
      Accrued payroll and payroll taxes                    48            1
      Billings in excess of estimated revenues            830           36
      Accrued restructuring costs                          -           (17)
      Pension obligation                                   -             8
    Net cash provided by operating activities             419           80

Investing activities:
  Acquisition of equipment                                (26)          (5)
     Cash used in investing activities                    (26)          (5)

Financing activities:
  Payments of note payable - bank and long-term debt     (213)        (164)
    Cash used in financing activities                    (213)        (164)

Net increase (decrease) in cash and cash
  equivalents                                             180          (89)

Cash and cash equivalents, beginning of year              842          289

Cash and cash equivalents, end of period              $ 1,022      $   200

Supplemental disclosure of cash flow information:

  Interest paid                                       $     6      $    96

  Income taxes paid                                   $    28      $    -


See Notes to Consolidated Condensed Financial Statements.

 TENNEY ENGINEERING, INC.
                           AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1:

The financial information enclosed herewith as at March 31, 1995, and for the three months ended March 31, 1995 and 1994 is unaudited, and, in the opinion of the Company, reflects all adjustments (which included only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1995, the changes in cash flows for the three months ended March 31, 1995 and 1994 and the results of operations for these periods.

This quarterly report should be read in conjunction with the Company's 1994 Annual Report and the March 31, 1995 Management's
Discussion and Analysis of Financial Condition and Results of
Operations.

NOTE 2:

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 3:

Financial Condition and Results of Operation:
      At March 31, 1995, the Company's deficiencies in working capital and stockholders' equity continue to be reduced due to profits generated from operations and debt forgiveness (see
      Note 8).

Significant obligation:
      As discussed in Note 9, with the cessation of its manufacturing operations at the Union Facility, the Company received a revised notification for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of approximately $502,000. The Company has engaged counsel to advise it with respect to this matter. The Company must reduce or eliminate its multi-employer pension liability and/or obtain favorable installment payment terms. Failure to achieve such reduction or to obtain favorable installment payment terms will have a material adverse effect on the Company.

NOTE 4:

License Agreement:

In December 1992, the Company entered into a six-year licensing agreement ending December 31, 1998, with a privately owned manufacturer (the "Licensee") of environmental conditioning equipment. The terms of the agreement, among others, provide for: the Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000; through March 31, 1995, the Company has earned approximately $681,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products. In conjunction with such transaction, in February 1993 the Company ceased manufacturing operations at its Union, New Jersey facility.

In addition, the Company entered into an agreement with the Licensee whereby, for an annual fee of $120,000 ending on December 31, 1996, the Company will make the services of the Company's president available to the Licensee for specified periods.

NOTE 5:

Accounts Receivable:

      Accounts receivable consist of the following:

                                                      March 31,
                                                        1995
                                                   (In Thousands
                                                     of Dollars)

      Accounts receivable, billed                      $1,418
      Due from Licensee, net                               70
                                                        1,488

      Allowance for doubtful accounts                      87

        Totals                                         $1,401

At March 31, 1995, sales recognized on the percentage of completion method approximated $1,566,000.

NOTE 6:

Inventories:

      Inventories consist of the following:

                                                      March 31,
                                                        1995
                                                   (In Thousands
                                                     of Dollars)

      Raw materials                                    $  234
      Work in process                                   1,154

                                                        1,388
      Less:
        Customer advances on contracts included
          in work in process                              (68)

            Totals                                     $1,320

Accumulated costs on long-term contracts recognized by the percentage of completion method were approximately $1,219,000 in 1995.

NOTE 7:

Property:

On December 12, 1994, in accordance with the Settlement Agreement
(see Note 8), the Company conveyed to the bank the title to all real estate located in Union, New Jersey, with a net book value of approximately $340,000 net of accumulated depreciation.

In conjunction with the conveyance of the property, the Company entered into a Use and Occupancy Agreement for approximately 9,500 square feet of space at an annual rental of $50,000 and 25% of building operating costs (excluding real estate taxes). The term of the Use and Occupancy Agreement is on a monthly basis and the termination date is dependent upon the bank selling the property (see Note 8).

NOTE 8:

Short-term note payable:

As of December 12, 1994, the Company was indebted to the Bank in the amount of $1,017,648 principal, pursuant to a line of credit agreement, the bank having a security interest in substantially all of the Company's assets, and $2,480,474 principal pursuant to a mortgage loan, in addition to $260,541 in interest and fees. The Company and the Bank entered into a Settlement Agreement as at December 12, 1994, in which the Company conveyed the title to the real estate located in Union, New Jersey, for a credit of $1,800,000 against the total indebtedness of $3,758,663, the remaining balance of $1,958,663 was converted to a non-interest-bearing Note due September 30, 1995, in the amount of $800,000, payable $200,000 in December, 1994, and the balance of $600,000 due in nine monthly non-interest-bearing amounts of $66,667, and forgiveness of debt of $1,158,663. The security interest held by the bank in substantially all the Company's assets remains in effect until 93 days after the date of the last payment. Upon failure to pay any amount when due, after a five-day remedy period, the bank may obtain a writ or other appropriate action to attach or seize assets of the Company to satisfy the total remaining amount due, including interest from the date of default. During the three-month period ending March 31, 1995, the Company paid the $200,000 due during such period and prepaid the installment due September 30, 1995, which reduced the balance of the non-interest-bearing Note to $333,699. On April 30, 1995, the Company made the April 1995 payment of $66,667, reducing the amount due on the non-interest-bearing Note to $267,032. The forgiveness of $1,158,663 will be recognized quarterly upon the Company's paying the periodic amounts when due. During the fourth quarter of 1994, the Company recognized forgiveness of approximately $289,666 principal and interest. For the quarter ended March 31, 1995, the Company recognized forgiveness of $289,666, leaving a balance of $579,331 to be recognized, $289,666 during the second quarter of 1995 and $289,665 during the third quarter of 1995 if payments are made timely.

NOTE 9:

Multi-Employer Pension Obligation:

The Company's union employees were included in a separate multi-employer pension plan to which the Company made monthly contributions in accordance with a contractual union agreement based on monthly hours worked. Related pension expense amounted to approximately $0 in 1995 and 1994. Due to the cessation of manufacturing operations at the Company's Union Facility (see Note
4), the Company ceased being a participant in the multi-employer pension plan in February 1993. Under the Multi-Employer Pension Plan Amendments Act of 1980, the Company may, under certain circumstances, become subject to liabilities in excess of contributions made under its collective bargaining agreement. Generally, a liability may be incurred upon the termination, withdrawal or partial withdrawal from an underfunded plan which would be based upon a formula specified by the plan.

During the fourth quarter 1993, the Company received a demand from the Sheet Metal Workers' National Pension Fund (the "Fund"), that it make payment of $529,743.28 as a result of the Company's withdrawal from the Fund. The demand was for 18 quarterly payments of $33,879.28 except for a final payment of $32,797.59, with the initial payment to be made by January 19, 1994. The Company engaged counsel to advise it in these matters and made a provision for this amount in the 1993 Consolidated Financial Statements. The demand also states that the amount due was subject to adjustment for performance of the Fund during 1992.

The Company did not make the January 19, 1994 payment. In a letter dated March 16, 1994, the Fund advised the Company that it was delinquent in making its first withdrawal liability payment and that failure to correct the delinquency within sixty days will constitute a default. If a default is declared, the Fund can bring suit to collect the delinquent withdrawal liability payment(s) and/or the full amount of the withdrawal liability due.

In May 1994 the Company proposed an amount significantly less than the amount demanded of $530,000. In June 1994 the Company received notification from the Fund rejecting the Company's offer. In November 1994 the Company submitted another offer, still significantly less than the amount demanded by the Fund, and in addition tendered a monthly payment less than the periodic payment requested. The Company has continued to tender these periodic payments through April 1995. In December 1994 the Company received from the Fund a modified calculation reducing the withdrawal liability to approximately $502,000 principal. The Company is attempting to resolve the amount and timing of payments; accordingly, the provision is being classified as being current and non-current.

If the Company is unable to substantially reduce the amount being demanded and/or obtain favorable installment payment terms, it will have a material adverse effect on the Company. The balance sheet presentation of the obligation to the Fund reflects the obligation being due in installments.

NOTE 10:

Net Revenue:

Product and product-related net revenue includes revenue from the Company's manufacturing operation, license and technology fees. Service revenue includes revenue from the servicing and installation of environmental equipment and from the services of the Company's president provided to the Licensee (see Note 4). Parts revenue includes revenue from the sale of replacement and spare parts for equipment previously manufactured by the Company as well as equipment now being manufactured by the Licensee.

NOTE 11:

Income Taxes:

Effective January 1, 1993, the Company has adopted the Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which applies a balance sheet approach to income tax accounting. The new standard requires the Company to reflect on its balance sheet the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. The Company has not reflected any future tax benefits on its balance sheet as the value of the deferred tax asset resulting from the net operating loss carryforwards was offset by a valuation allowance of equal amount. At March 31, 1995, the Company has available, for tax reporting purposes, net operating loss carryforwards of approximately $3,800,000, which expire through 2008.

The components of income tax expenses are:

                                                      March 31,
                                                        1995
                                                   (In Thousands
                                                     of Dollars)

      Income taxes currently payable:
        Federal income tax--regular                    $ 120
        Federal alternative minimum tax                    6
        State income tax                                  35
        Tax benefit arising from carryforward
          of net operating losses                      $(155)

               1995 Income Tax Expenses                $   6

The income tax expense in 1995 results from the federal alternative minimum tax rate of 20%, which was allocated as follows:





                                                      March 31,
                                                        1995
                                                   (In Thousands
                                                     of Dollars)

      Income before extraordinary items                $   2
        Extraordinary item                                 4
      1995 Income Tax Expenses                         $   6

NOTE 12:

Profit (Loss) Per Common Share:

Profit (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. On February 3, 1995, the Board of Directors of the Company approved a new ten-year incentive stock option plan for officers and key employees in the amount of 400,000 shares, to be put up for a vote of approval at the Annual Meeting to be held on May 26, 1995. The assumed exercise of outstanding stock options would not have a significant effect on the per share computations. The weighted average number of common shares outstanding was 3,685,592 for the three-month period ending March 31, 1995 and 1994, respectively.

NOTE 13:

Extraordinary item:

Extraordinary item consists of gain on restructuring of debt net of income taxes. The Settlement Agreement provided for the forgiveness of debt of $1,158,000, principal and interest, to be forgiven quarterly, if periodic quarterly payments totaling $200,000 are made timely. The Company during the three months ended March 31, 1995 made the required payments totaling $200,000 and recognized the forgiveness of $289,666 principal and interest (see Note 8).



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Operating revenues are currently at a level sufficient enough to cover corporate and associated administrative costs. There still remains a working capital and stockholders' equity deficit, which deficits will be reduced if profitability continues.

The Company has been able to generate cash from operations and has been paying down bank debt as per the Settlement Agreement (see
Note 8 of the Notes to Consolidated Condensed Financial Statements). The Company has prepaid the September 1995 periodic payment during the first quarter of 1995. The April 1995 payment has been made when due and the balance due the bank as of May 12, 1995, is approximately $268,000.

At March 31, 1995, the Company's cash and cash equivalents totaled $1,022,000, an increase of $180,000 from the December 31, 1994 total of $842,000. Contributing to the change in cash during the 1995 first quarter was cash provided by operating activities of $419,000. The principal sources of the cash provided by operating activities was the profit generated from operations, coupled with an increase in billings in excess of estimated revenue on long-term contracts and increases in accounts payable and other accrued liabilities. The increase of work in process inventory was the principal use of cash by operating activities (see Note 6 of the Notes to Consolidated Condensed Financial Statements). Offsetting the cash provided by operating activities were payments made against the Company's Note payable - bank and current portion of long-term debt of approximately $213,000 (see Note 8 of the Notes to Consolidated Condensed Financial Statements).

The Company's operations now consist of manufacturing through its DynaTenn, Inc. subsidiary (d/b/a "DynaVac") diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware and servicing, refurbishing, upgrading and installing environmental equipment and earning license and technology fees.


Significant obligation:

As discussed in Note 4, with the cessation of its manufacturing operations at the Union Facility, the Company received a revised notification for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of approximately $502,000 principal. The Company has engaged counsel to advise it with respect to this matter. The Company must reduce or eliminate its multi-employer pension liability and/or obtain favorable installment payment terms. Failure to achieve such reduction or to obtain favorable installment payment terms will have a material adverse effect on the Company.




RESULTS OF OPERATIONS

Total net revenue for the three months ended March 31, 1995 of $2,119,000 compares to net revenue of $1,353,000 in the corresponding 1994 period.

Product and product-related net revenue for 1995 and 1994 was $1,727,000 and $872,000, respectively. The increase in net revenue within this classification, between years, as due primarily to the increased recognition of revenue under the percentage of completion method of revenue for long-term projects that were being worked on in our vacuum system subsidiary.

Service-related revenue of $219,000 for the three months ended March 31, 1995 compares to first quarter 1994 revenue of $318,000, a decrease of 31%. The major factor that caused the decrease in service-related revenue was that key service support personnel were involved with the Company moving and consolidating its office space which was required under the Use and Occupancy Agreement (see Note
7). Included in the 1995 and 1994 service revenue was $30,000 revenue received during each period from the Licensee for the services of the Company's president.

Revenue related to the sale of parts totaled $173,000 and $163,000 for the quarters ended March 31, 1995 and 1994, respectively. The increase in the 1995 parts revenue was due to an increase in parts orders.

The Company's order backlog at March 31, 1995, December 31, 1994 and March 31, 1994 was approximately $4,070,200, $5,300,000 and
$1,800,000, respectively. The decrease in backlog since December 31, 1994 was due primarily to a decline in backlog at the Company's DynaVac subsidiary. The increase in backlog in the March '95/94 comparison was due to the Company's DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 69% for the quarter ended March 31, 1995 and compares to 85% for the corresponding 1994 period.

The first quarter 1995 cost of sales percentage of product and product-related sales was 72% and compares to a cost of sales of 94% during 1994. During 1994, the Company was negatively impacted by certain long-term contracts for which estimated costs to complete have increased and have adversely affected the cost of sales percentage. The Company completed in 1994 all long-term contracts that had been impacting costs negatively. Cost of sales for products and product-related sales were strictly for sales for the period ending March 31, 1995. The cost of sales percentage for vacuum system products was unchanged between years.

Service cost of sales as a percentage of sales was 70% and 73% for the 1995 and 1994 quarters, respectively. The decrease in the cost of sales percentage between years was due to the continuation of cost control programs and the ability to use manpower for billable time rather than projects that were associated with discontinued activities.

Cost of sales as a percentage of sales during 1995 for parts was 42% and compares to 57% for the 1994 corresponding period. The decrease in the cost of sales percentage in the '95/94 comparison was due primarily to the continued focus on inventory cost containment programs.

Selling and administrative expenses for the first quarter of 1995 was $526,000 and compares to expenses of $420,000 in the 1994 period. The increase in the 1995/94 period was due to legal and professional fees and additional payroll costs.

Interest expense was $44,000 in 1995 and compares to expense of $109,000 in the 1994 period. The decrease was due primarily to no interest being charged on the non-interest-bearing Note due to the bank (see Note 9).

The first quarter net income (loss) was $380,000 and $(309,000) in 1995 and 1994, respectively. The Company has and will continue to increase its revenue from operating activities and continue to reduce costs.



                      PART II - OTHER INFORMATION

NONE.






                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Tenney Engineering, Inc.
                                         Registrant

Dated:  May 12, 1995.
                                   Martin Pelman
                                   Vice President
                                  Principal Finance Officer