Form 10QSB/A
period 1995-03-31
TENNEY ENGINEERING INC
filed 1995-06-26
CIK 97184

U.S. Securities and Exchange Commission

                        Washington, D.C.  20549

                              Form 10-QSB/A
AMENDED TO INCLUDE FINANCIAL DATA SCHEDULE EX - 27

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

NOTE 3:

Financial Condition and Results of Operation:
      At March 31, 1995, the Company's deficiencies in working capital and stockholders' equity continue to be reduced due to profits generated from operations and debt forgiveness (see
      Note 9).

Significant obligation:
      As discussed in Note 10, with the cessation of its manufacturing operations at the Union Facility, the Company received a revised notification for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of approximately $502,000. The Company has engaged counsel to advise it with respect to this matter. The Company must reduce or eliminate its multi-employer pension liability and/or obtain favorable installment payment terms. Failure to achieve such reduction or to obtain favorable installment payment terms will have a material adverse effect on the Company.

NOTE 4:

Restructuring:

The Company in February, 1993, ceased manufacturing operations at its Union Facility. The Company's operations now consist of manufacturing diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware, the servicing and installation of environmental equipment, and earning license and technology fees.

The Company has reported net income of $380,000 for the three-month period ended March 31, 1995, which compares to a net (loss) of $(309,000) in the same 1994 period. The table below presents the Company's consolidated net revenue and gross profit for these periods, and the estimated portions thereof attributable to its continuing activities and the activities that have been discontinued (see Note 3). For financial accounting purposes, the discontinued activities are considered to be a portion of the same business segment as those of the continuing activities and, accordingly, have not been reflected as a discontinued operation in the Company's consolidated financial statements.

                               Three Months Ended
                                    March 31,
                                 1995      1994
                            (In thousands of dollars)
Net revenue:
  Continuing activities        $ 2,119   $ 1,330
  Discontinued activities           -         20

    Totals                     $ 2,119   $ 1,350

Gross profit:
  Continuing activities        $   679   $   235
  Discontinued activities           -        (35)

    Totals                     $   679   $   200

NOTE 5:

License Agreement:

Concurrent with the Company's announcement to discontinue manufacturing at the Union Facility, the Company entered into a six-year licensing agreement ending December 31, 1998, with a privately owned manufacturer (the "Licensee") of environmental conditioning equipment. The terms of the agreement, among others, provide for: the Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000; through March 31, 1995, the Company has earned approximately $681,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products; the Company to perform all servicing and installation of the aforementioned equipment.

In addition, the Company entered into an agreement with the Licensee whereby, for an annual fee of $120,000 ending on December 31, 1996, the Company will make the services of the Company's president available to the Licensee for specified periods.



NOTE 6:

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

NOTE 7:

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

NOTE 8:

Property:

On December 12, 1994, in accordance with the Settlement Agreement
(see Note 9), the Company conveyed to the bank the title to all real estate located in Union, New Jersey, with a net book value of approximately $340,000 net of accumulated depreciation.

In conjunction with the conveyance of the property, the Company entered into a Use and Occupancy Agreement for approximately 9,500 square feet of space at an annual rental of $50,000 and 25% of building operating costs (excluding real estate taxes). The term of the Use and Occupancy Agreement is on a monthly basis and the termination date is dependent upon the bank selling the property (see Note 9).

NOTE 9:

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

NOTE 10:

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

NOTE 11:

Net Revenue:

Product and product-related net revenue includes revenue from the Company's manufacturing operation, including the discontinued activities for 1994 only (see Note 4), license and technology fees and rental income. Service revenue includes revenue from the servicing and installation of environmental equipment and from the services of the Company's president provided to the Licensee (see
Note 5). Parts revenue includes revenue from the sale of replacement and spare parts for equipment previously manufactured by the Company as well as equipment now being manufactured by the Licensee.

NOTE 12:

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

NOTE 13:

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

NOTE 14:

Extraordinary item:

Extraordinary item consists of gain on restructuring of debt net of income taxes. The Settlement Agreement provided for the forgiveness of debt of $1,158,000, principal and interest, to be forgiven quarterly, if periodic quarterly payments totaling $200,000 are made timely. The Company during the three months ended March 31, 1995 made the required payments totaling $200,000 and recognized the forgiveness of $289,666 principal and interest (see Note 9).



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Operating revenues are currently at a level sufficient enough to cover corporate and associated administrative costs. There still remains a working capital and stockholders' equity deficit, which deficits will be reduced if profitability continues.

The Company has been able to generate cash from operations and has been paying down bank debt as per the Settlement Agreement (see
Note 9 of the Notes to Consolidated Condensed Financial Statements). The Company has prepaid the September 1995 periodic payment during the first quarter of 1995. The April 1995 payment has been made when due and the balance due the bank as of May 12, 1995, is approximately $268,000.

At March 31, 1995, the Company's cash and cash equivalents totaled $1,022,000, an increase of $180,000 from the December 31, 1994 total of $842,000. Contributing to the change in cash during the 1995 first quarter was cash provided by operating activities of $419,000. The principal sources of the cash provided by operating activities was the profit generated from operations, coupled with an increase in billings in excess of estimated revenue on long-term contracts and increases in accounts payable and other accrued liabilities. The increase of work in process inventory was the principal use of cash by operating activities (see Note 3 of the Notes to Consolidated Condensed Financial Statements). Offsetting the cash provided by operating activities were payments made against the Company's Note payable - bank and current portion of long-term debt of approximately $213,000 (see Note 9 of the Notes to Consolidated Condensed Financial Statements).

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

Service-related revenue of $219,000 for the three months ended March 31, 1995 compares to first quarter 1994 revenue of $318,000, a decrease of 31%. The major factor that caused the decrease in service-related revenue was that key service support personnel were involved with the Company moving and consolidating its office space which was required under the Use and Occupancy Agreement (see Note
8). Included in the 1995 and 1994 service revenue was revenue from the Licensee's agreement for the use of the Company's president of approximately $30,000, respectively.

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

                      PART II - OTHER INFORMATION

ITEM 6. EXHIBITS
EXHIBIT 27 - FINANCIAL DATA SCHEDULE






                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Tenney Engineering, Inc.
                                         (Registrant)

Dated:  June 26, 1995.

                                   Martin Pelman
                                    (Signature)
                                   Vice President, Finance
                                   Principal Finance Officer