Form 10QSB
period 1995-06-30
TENNEY ENGINEERING INC
filed 1995-08-04
CIK 97184

U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1995

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

          Class                      Outstanding at June 30, 1995
Common Stock $.10 par value                    3,685,592

     Transitional Small Business Disclosure Format:
         Yes        No   X




                         TENNEY ENGINEERING, INC.

                                FORM 10-QSB

                        QUARTER ENDED JUNE 30, 1995

                                I N D E X


                                                               PAGE

Part I - Financial Information

     Consolidated Condensed Balance Sheet - June 30, 1995        3

     Consolidated Condensed Statements of Operations  -
        Three and six months ended June 30, 1995 and 1994        4

     Consolidated Condensed Statements of Cash Flows -
        Six months ended June 30, 1995 and 1994                  5

     Notes to Consolidated Condensed Financial Statements        6

     Management's Discussion and Analysis of Financial          12
        Condition and Results of Operations

Part II - Other Information                                     15

                 TENNEY ENGINEERING, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEET

                                                         June 30, 1995
                                                  (In thousands of dollars)
                                                         (unaudited)
               ASSETS
Current assets:
  Cash and cash equivalents                             $     327
  Accounts receivable, net                                  1,818
  Current portion of installment receivables                   99
  Inventories                                                 369
  Prepaid expenses and other current assets                    63
        Total current assets                                2,676

Equipment, net                                                149
Installment receivables, noncurrent portion                   265
Other assets                                                  135
        Totals                                          $   3,225

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Note payable - bank and current portion of
   long-term debt                                       $     150
  Debt deficiency - deferred forgiveness                      289
  Accounts payable and other accrued liabilities            1,115
  Accrued payroll and payroll taxes                           173
  Billings in excess of estimated revenue on
   long-term contracts                                      1,195
  Provision for income taxes                                   15
  Pension obligation                                          561
        Total current liabilities                           3,498

Long-term debt, noncurrent portion                             35
        Total liabilities                                   3,533

Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock
  Common stock at par value                                   369
  Additional paid-in capital                                1,960
  Retained earnings (deficit)                              (2,600)
                                                             (271)
  Less treasury stock                                          37
        Total stockholders' equity (deficiency)              (308)
        Totals                                          $   3,225




See Notes to Consolidated Condensed Financial Statements.

TENNEY ENGINEERING, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                         (In thousands of dollars -
                                           except per share amounts)

                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                                  1995        1994         1995      1994
Net revenue:
  Product and product related   $2,716      $  884       $4,443    $1,756
  Service                          276         337          495       655
  Parts                            219         158          392       321
        Totals                   3,211       1,379        5,330     2,732

Cost of sales:
  Product and product related    2,324         812        3,560     1,631
  Service                          167         223          322       455
  Parts                             91          85          163       178
        Totals                   2,582       1,120        4,045     2,264

Gross profit                       629         259        1,285       468

Selling and administrative
  expenses                         435         393         961        813

Income (loss) from operations      194        (134)        324       (345)

Other expense (income):
  Interest expense                  23          88          67        197
  Other income, net                (12)        (16)        (23)       (27)
        Totals                      11          72          44        170

Income (loss) before income
  taxes and extraordinary items $  183      $ (206)     $  280     $ (515)
Income taxes                         3          -            5         -
Income (loss) before
  extraordinary items              180        (206)        275       (515)
Extraordinary item - gain on
  restructuring of debt net of
  income taxes of four thousand
  and nine thousand dollars,
  respectively                     284          -          569         -

Net income (loss)               $  464      $ (206)     $  844      $(515)

Income (loss) per common share
  before extraordinary items    $  .05      $ (.05)     $  .07      $(.14)
Extraordinary item per common
  share                            .08          -          .16         -

Net income (loss) per common
  share                         $  .13      $ (.05)     $  .23     $ (.14)

Exercise of options would not be dilutative.
See Notes to Consolidated Condensed Financial Statements.

                 TENNEY ENGINEERING, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                  (In thousands of dollars)

                                                         Six Months Ended
                                                             June 30,
                                                        1995         1994
Operating activities:
  Net income (loss) from operations                   $   844      $  (515)
  Adjustments to reconcile income (loss) to
    net cash provided by (used in) operations:
    Depreciation and amortization                          29           70
    Gain on debt forgiveness, principal and interest     (578)          -
    Provision for pension withdrawal liability             59           -
  Changes in operating assets and liabilities:
      Accounts and installment receivables               (635)         559
      Inventories                                         (85)         176
      Prepaid expenses and other current assets            23           19
      Other assets                                          3           (4)
      Accounts payable and other accrued liabilities     (218)        (133)
      Accrued payroll and payroll taxes                    48           (5)
      Billings in excess of estimated revenues            474           (3)
      Accrued restructuring costs                          -           (35)
      Deferred income                                      -            32
      Pension obligation                                   -            34
    Net cash provided by (used in) operating
      activities                                          (36)         195

Investing activities:
  Acquisition of equipment                                (39)         (12)
    Cash used in investing activities                     (39)         (12)

Financing activities:
  Payments of note payable - bank and long-term debt     (440)        (236)
    Cash used in financing activities                    (440)        (236)

Net decrease in cash and cash equivalents                (515)         (53)

Cash and cash equivalents, beginning of year              842          289

Cash and cash equivalents, end of period              $   327      $   236

Supplemental disclosure of cash flow information:

  Interest paid                                       $     6      $   190

  Income taxes paid                                   $    28      $    -





See Notes to Consolidated Condensed Financial Statements.

                    TENNEY ENGINEERING, INC.
                        AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1:

The financial information enclosed herewith as at June 30, 1995, and for the three and six months ended June 30, 1995, and 1994 is unaudited, and, in the opinion of the Company, reflects all adjustments (which included only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 1995, the changes in cash flows for the six months ended June 30, 1995 and 1994 and the results of operations for these periods.

This quarterly report should be read in conjunction with the Company's 1994 Annual Report and the June 30, 1995 Management's
Discussion and Analysis of Financial Condition and Results of
Operations.


NOTE 2:

The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 3:

Financial Condition and Results of Operation:
     At June 30, 1995, the Company's deficiencies in working capital and stockholders' equity continue to be reduced due to profits generated from operations and debt forgiveness (see
     Note 8).

Significant obligation:
     As discussed in Note 9, on June 5, 1995, the Company received an amended demand for withdrawal liability resulting from the cessation of manufacturing activities at the Union, New Jersey, facility. The Fund demanded payment of $203,275.68 within 60 days from the receipt of the notice and the balance of $368,123.89 in eleven (11) quarterly installments. Failure to make the payments could constitute a default in which case the Fund may file suit to collect either the amount claimed to be currently due or the full withdrawal liability. The Company will not make the payment demanded in the time period specified. The Company, through its counsel, is negotiating to obtain more favorable installment payment terms. Failure to achieve more favorable terms may force the Company to seek protection under the Federal Bankruptcy Laws.


NOTE 4:

License Agreement:

In December 1992, the Company entered into a six-year licensing agreement ending December 31, 1998, with a privately owned manufacturer (the "Licensee") of environmental conditioning equipment. The terms of the agreement, among others, provide for: the Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000; through June 30, 1995, the Company has earned approximately $786,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products. In conjunction with such transaction, in February 1993 the Company ceased manufacturing operations at its Union, New Jersey facility.

In addition, the Company entered into an agreement with the Licensee whereby, for an annual fee of $120,000 ending on December 31, 1996, the Company will make the services of the Company's president available to the Licensee for specified periods.


NOTE 5:

Accounts Receivable:

     Accounts receivable consist of the following:

                                                      June 30,
                                                        1995
                                                   (In thousands
                                                     of dollars)

     Accounts receivable, billed                      $1,780
     Due from Licensee, net                              125
                                                       1,905

     Allowance for doubtful accounts                      87

       Totals                                         $1,818



At June 30, 1995, sales recognized on the percentage of completion method approximated $4,217,000.






NOTE 6:

Inventories:

     Inventories consist of the following:

                                                      June 30,
                                                        1995
                                                   (In thousands
                                                     of dollars)

     Raw materials                                    $  178
     Work in process                                     259

                                                         437
     Less:
       Customer advances on contracts included
         in work in process                              (68)

           Totals                                     $  369



Accumulated costs on long-term contracts recognized by the percentage of completion method were approximately $3,459,000 in 1995.


NOTE 7:

Property:

On December 12, 1994, in accordance with the Settlement Agreement
(see Note 8), the Company conveyed to its bank lender (the "Bank") the title to all real estate located in Union, New Jersey, with a book value of approximately $340,000 net of accumulated depreciation.

In conjunction with the conveyance of the property, the Company entered into a Use and Occupancy Agreement for approximately 11,000 square feet of space at an annual rental of $50,000 and 25% of building operating costs (excluding real estate taxes). The term of the Use and Occupancy Agreement is on a monthly basis and the termination date is dependent upon the Bank selling the property (see Note 8).


NOTE 8:

Short-term note payable:

As of December 12, 1994, the Company was indebted to the Bank in the amount of $1,017,648 principal, pursuant to a line of credit agreement, the Bank having a security interest in substantially all of the Company's assets, and $2,480,474 principal pursuant to a mortgage loan, in addition to $260,541 in interest and fees. The Company and the Bank entered into a Settlement Agreement as at December 12, 1994, pursuant to which the Company conveyed to the Bank title to the real estate located in Union, New Jersey, for a credit of $1,800,000 against the total indebtedness of $3,758,663, the remaining balance of $1,958,663 was converted to a non-interest-bearing Note due September 30, 1995, in the amount of $800,000, payable $200,000 in December, 1994, and the balance of $600,000 due in nine monthly non-interest-bearing amounts of $66,667, and forgiveness of debt of $1,158,663. The security interest held by the Bank in substantially all the Company's assets remains in effect until 93 days after the date of the last payment. Upon failure to pay any amount when due, after a five-day remedy period, the Bank may obtain a writ or other appropriate action to attach or seize assets of the Company to satisfy the total remaining amount due, including interest from the date of default. During the three-month period ending June 30, 1995, the Company paid the $200,000 due during such period and partially prepaid the installment due July 31, 1995, which reduced the balance of the non-interest-bearing Note to $121,699. On July 31, 1995, the Company made the July 1995 payment of $66,667, reducing the amount due on the non-interest-bearing Note to $67,032. The forgiveness of $1,158,663 will be recognized quarterly upon the Company's paying the periodic amounts when due. During the fourth quarter of 1994 and the first quarter of 1995, the Company recognized forgiveness of approximately $289,666 principal and interest for each quarter. For the quarter ended June 30, 1995, the Company recognized forgiveness of $289,666, leaving a balance of $289,665 to be recognized during the third quarter of 1995 after payments are completed.


NOTE 9:

Multi-Employer Pension Obligation:

The Company's union employees were included in a separate multi-employer pension plan to which the Company made monthly contributions in accordance with a contractual union agreement based on monthly hours worked. Due to the cessation of manufacturing operations at the Company's Union Facility, the Company ceased being a participant in the multi-employer pension plan in February 1993. Under the Multi-Employer Pension Plan Amendments Act of 1980, the Company may, under certain circumstances, become subject to liabilities in excess of contributions made under its collective bargaining agreement. Generally, a liability may be incurred upon the termination, withdrawal or partial withdrawal from an underfunded plan which would be based upon a formula specified by the plan.

During the fourth quarter 1993, the Company received a letter from the Sheet Metal Workers' National Pension Fund (the "Fund") alleging $529,743.28 principal due as withdrawal liability. The Fund demanded 18 quarterly payments of $33,879.28 and a final payment of $32,797.59, with the initial payment to be made by January 19, 1994. The Company engaged counsel to advise it in these matters and made a provision for this amount in the 1993 Consolidated Financial Statements. The demand also states that the amount due was subject to adjustment for performance of the Fund during 1992.

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

In May 1994 the Company proposed an amount significantly less than the amount demanded of $529,743. In June 1994 the Company received notification from the Fund rejecting the Company's offer. In November 1994 the Company submitted another offer, still significantly less than the amount demanded by the Fund, and in addition tendered a monthly payment less than the periodic payment requested. In December 1994 the Company received from the Fund a modified calculation reducing the withdrawal liability to $502,665 principal. On June 5, 1995, the Company received from the Fund a formal rejection of the proposed settlement and the return of the uncashed checks submitted under such proposal. In addition, the Fund demanded payment of the first six installments totalling $203,275.68 within 60 days from the receipt of the notice, an additional ten (10) quarterly installment payments of $33,879.28, and a final payment of $29,151.09. Failure to make the payments could constitute a default in which case the Fund may file suit to collect either the amount claimed to be currently due or the full withdrawal liability. The Company will not make the payment demanded in the time period specified. The Company, through its counsel, is negotiating to obtain more favorable installment payment terms. Failure to achieve more favorable terms may force the Company to seek protection under the Federal Bankruptcy Laws.


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


NOTE 11:

Income Taxes:

Effective January 1, 1993, the Company has adopted the Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which applies a balance sheet approach to income tax accounting. The new standard requires the Company to reflect on its balance sheet the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. The Company has not reflected any future tax benefits on its balance sheet as the value of the deferred tax asset resulting from the net operating loss carryforwards was offset by a valuation allowance of equal amount. At June 30, 1995, the Company has available, for tax reporting purposes, net operating loss carryforwards of approximately $3,300,000, which expire through 2008.

The components of income tax expenses are:

                                                       June 30,
                                                         1995
                                                   (In thousands
                                                     of dollars)

     Income taxes currently payable:
       Federal income tax--regular                    $  266
       Federal alternative minimum tax                    14
       State income tax                                   77
       Tax benefit arising from carryforward
         of net operating losses                      $ (343)

              1995 Income Tax Expenses                $   14


The income tax expense in 1995 results from the federal alternative minimum tax rate of 20%, which was allocated as follows:

                                                       June 30,
                                                         1995
                                                   (In thousands
                                                     of dollars)

     Income before extraordinary items                $    5
       Extraordinary item                                  9
     1995 Income Tax Expenses                         $   14


NOTE 12:

Profit (Loss) Per Common Share:

Profit (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. At the Annual Meeting of Shareholders held on May 26, 1995, a new ten-year Incentive Stock Option Plan for officers and key employees was approved. At the first meeting of the Stock Option Committee held on June 1, 1995, options for 165,000 shares were granted to officers and key employees. The exercise of outstanding options would not be dilutive on the per share computation. The weighted average number of common shares outstanding was 3,685,592 for the six-month period ending June 30, 1995 and 1994, respectively.


NOTE 13:

Extraordinary item:

Extraordinary item consists of gain on restructuring of debt net of income taxes. The Settlement Agreement provided for the forgiveness of debt of $1,158,000, principal and interest, to be forgiven quarterly, if periodic quarterly payments totaling $200,000 are made timely. During the fourth quarter of 1994 and the first quarter of 1995, the Company recognized forgiveness of approximately $289,666 principal and interest for each quarter. For the quarter ended June 30, 1995, the Company recognized forgiveness of $289,666, leaving a balance of $289,665 to be recognized during the third quarter of 1995 after payments are completed (see Note 8).



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Operating revenues are currently at a level sufficient enough to cover corporate and associated administrative costs. There still remains a working capital and stockholders' equity deficit, which deficits are being reduced as profitability continues.

The Company has been able to generate cash from operations and has been paying down bank debt as per the Settlement Agreement (see
Note 8 of the Notes to Consolidated Condensed Financial Statements). The Company had substantially prepaid the September 1995 periodic payment during the first quarter of 1995, and during the second quarter of 1995 partially prepaid the July 31, 1995, periodic payment. The July 1995 payment has been made and the balance due the Bank as of August 3, 1995, is approximately $67,032.

On June 30, 1995, the Company's cash and cash equivalents totaled $327,000, a decrease of $515,000 from the December 31, 1994 total of $842,000. Operating activities used cash net of $36,000. The principal source of cash was operating profit of $844,000 and the principal use of cash was the increase of accounts receivable (see
Note 5 of the Notes to Consolidated Condensed Financial Statements). In addition, the payment of $440,000 against the Company's Note payable - bank and current portion of long-term debt was the principal non-operating activity that contributed to the use of cash (see Note 8 of the Notes to Consolidated Condensed Financial Statements).

The Company's operations now consist of manufacturing through its DynaTenn, Inc. subsidiary (d/b/a "DynaVac") diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware and servicing, refurbishing, upgrading and installing environmental testing equipment and earning license and technology fees.

Significant obligation:

As discussed in Note 9, the Company received on June 5, 1995, formal rejection of the proposed settlement from the Fund and the return of the uncashed checks submitted under such proposal. In addition, the Fund demanded payment of the first six installments totalling $203,275.68 within 60 days from the receipt of the notice. Failure to make the payments could constitute a default in which case the Fund may file suit to collect either the amount claimed to be currently due or the full withdrawal liability. The Company will not make the payment demanded in the time period specified. The Company, through its counsel, is negotiating to obtain more favorable installment payment terms. Failure to achieve more favorable terms may force the Company to seek protection under the Federal Bankruptcy Laws.


RESULTS OF OPERATIONS

Total net revenue of $3,211,000 and $5,330,000 in the second quarter and year-to-date periods ended June 30, 1995, respectively, compares to net revenue of $1,379,000 and $2,732,000 for the same periods, respectively, in 1994.

Product and product-related net revenue for the second quarter and year-to-date periods in 1995 was $2,716,000 and $4,443,000, respectively, and compare to 1994 revenue of $884,000 and $1,756,000 in the corresponding periods, respectively. The increase in revenue within this classification between years was due primarily to the increased recognition of revenue under the percentage of completion method of revenue for long-term projects that were being worked on in our DynaVac subsidiary.

Service-related revenue for the second quarter and year-to-date periods ended June 30, 1995, of $276,000 and $495,000, respectively, compare to the same periods in 1994 of revenue of $337,000 and $655,000, respectively, a decrease of 18% and 24%. The decrease is due primarily to having field service technicians working on product-related projects rather than service-related projects. Included in the quarter and year-to-date ended June 30, 1995, and June 30, 1994, was revenue from the Company's Leased Employee Agreement of approximately $30,000 and $60,000, respectively.

Revenue related to the sale of parts totaled $219,000 and $392,000 for the second quarter and year-to-date periods ended June 30, 1995, respectively. For the second quarter and year-to-date periods ended June 30, 1994, revenue related to the sale of parts was $158,000 and $321,000, respectively. The increase in parts revenue is due to increased orders.

The Company's order backlog at June 30, 1995, December 31, 1994, and June 30, 1994, was $1,371,890, $5,300,000 and $1,900,000,
respectively. The decrease in backlog has been due to a decline in backlog at the Company's DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 80% and 76% for the second quarter and year-to-date periods ended June 30, 1995, respectively, and compares to cost of sales percentages of 81% and 83%, respectively, for the same periods in 1994.

For the second quarter and year-to-date periods ended June 30, 1995, the cost of sales percentage for product and product-related sales was 85% and 80%, respectively. The cost of sales percentage related to this category for the same periods in 1994 were 91% and 93%, respectively. During 1994, the Company was negatively impacted by certain long-term contracts for which the costs to complete had increased over the estimated costs. These contracts were completed during 1994 and no impact was felt in 1995. The cost of sales percentage for vacuum system products remained unchanged between years.

Service cost of sales as a percentage of sales was 60% and 65%, respectively, for the second quarter and year-to-date periods ended June 30, 1995. For the second quarter and year-to-date periods ended June 30, 1994, the service cost of sales was 66%. The decrease was due to the more efficient utilization of manpower.

Cost of sales as a percentage of parts revenue for the second quarter and year-to-date periods ended June 30, 1995, was 41% as compared to 54% for the corresponding periods in 1994. The decrease in the cost of sales percentage in the 1995/1994 comparison is due to the sales mix.

Selling and administrative expenses for the first six months of 1995 was $961,000 and compares to $818,000 in the 1994 period. The increase was due to increased professional fees and additional payroll costs.

Interest expense was $67,000 for the six months ended June 30, 1995, and compares to $197,000 interest expense for the comparable 1994 period. The decrease is due primarily to no interest being charged on the Note due to the Bank (see Note 9 of the Notes to the Consolidated Condensed Financial Statements).

The second quarter and year-to-date periods ended June 30, 1995, net income was $415,000 and $795,000, respectively, and compares to a net (loss) of ($206,000) and ($515,000), respectively, for the comparable periods in 1994. The Company continues to increase revenue from its operating activities and to reduce costs.







                   PART II - OTHER INFORMATION


Item 6.  Exhibits

(a)(27)   Financial Data Schedule




                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Tenney Engineering, Inc.
                                         (Registrant)

Dated:  August 3, 1995.


                                   Martin Pelman
                                   Vice President, Finance
                                   Principal Finance Officer