Form 10QSB
period 1995-09-30
TENNEY ENGINEERING INC
filed 1995-10-30
CIK 97184

U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995

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

          Class                   Outstanding at September 30, 1994
Common Stock $.10 par value                   3,685,592

     Transitional Small Business Disclosure Format:
         Yes        No   X




                         TENNEY ENGINEERING, INC.

                                FORM 10-QSB

                     QUARTER ENDED SEPTEMBER 30, 1995

                                I N D E X


                                                                    PAGE

Part I - Financial Information

     Consolidated Condensed Balance Sheet - September 30, 1995        3

     Consolidated Condensed Statements of Operations  -
        Three and nine months ended September 30, 1995 and 1994       4

     Consolidated Condensed Statements of Cash Flows -
        Nine months ended September 30, 1995 and 1994                 5

     Notes to Consolidated Condensed Financial Statements             6

     Management's Discussion and Analysis of Financial               12
        Condition and Results of Operations

Part II - Other Information                                          14

                 TENNEY ENGINEERING, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEET

                                                     September 30, 1995
                                                  (In thousands of dollars)
                                                         (unaudited)
               ASSETS
Current assets:
  Cash and cash equivalents                             $      68
  Accounts receivable, net                                  1,627
  Current portion of installment receivables                   99
  Inventories                                                 212
  Prepaid expenses and other current assets                    18
        Total current assets                                2,024

Equipment, net                                                194
Installment receivables, noncurrent portion                   266
Other assets                                                  135
        Totals                                          $   2,619

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities        $   1,106
  Accrued payroll and payroll taxes                           159
  Billings in excess of estimated revenue on
   long-term contracts                                        539
  Current portion of long-term debt                            11
  Pension obligation                                          581
        Total current liabilities                           2,396

Long-term debt, noncurrent portion                             35
        Total liabilities                                   2,431

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock at par value                                   369
  Additional paid-in capital                                1,960
  Retained earnings (deficit)                              (2,104)
                                                              225
  Less treasury stock                                          37
        Total stockholders' equity                            188
        Totals                                          $   2,619




See Notes to Consolidated Condensed Financial Statements.

TENNEY ENGINEERING, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                         (In thousands of dollars -
                                           except per share amounts)

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                  1995        1994         1995      1994
Net revenue:
  Product and product related   $1,523      $1,742       $5,966    $3,498
  Service                          264         305          669       960
  Parts                            160         133          642       454
        Totals                   1,947       2,180        7,277     4,912

Cost of sales:
  Product and product related    1,066       1,278        4,626     2,909
  Service                          187         223          509       678
  Parts                             67          78          230       256
        Totals                   1,320       1,579        5,365     3,843

Gross profit                       627         601        1,912     1,069

Selling and administrative
  expenses                         394         481        1,355     1,294

Income (loss) from operations      233         120         557       (225)

Other expense (income):
  Interest expense                  24          90          91        287
  Other income, net                 (4)        (46)        (27)       (73)
        Totals                      20          44          64        214

Income (loss) before income
  taxes and extraordinary item  $  213      $   76      $  493     $ (439)
Income taxes                         3          -            8         -
Income (loss) before
  extraordinary item               210          76         485       (439)
Extraordinary item - gain on
  restructuring of debt net of
  income taxes of five thousand
  and fourteen thousand dollars,
  respectively                     286          -          855         -

Net income (loss)               $  496      $   76      $1,340      $(439)

Income (loss) per common share
  before extraordinary items    $  .06      $  .02      $  .13      $(.11)
Extraordinary item per common
  share                            .07          -          .23         -

Net income (loss) per common
  share                         $  .13      $  .02      $  .36     $ (.11)

Exercise of options would not be dilutative.
See Notes to Consolidated Condensed Financial Statements.
TENNEY ENGINEERING, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (unaudited)                  (000's)

                                                        Nine Months Ended
                                                          September 30,
                                                        1995         1994
Operating activities:
  Net income (loss)                                  $ 1,340      $  (437)
    Adjustments to reconcile loss to net cash
     provided by (used in) operations:
    Depreciation and amortization                         42           89
    Gain on debt forgiveness, principal and
     interest                                           (855)          -
    Provision for bad debts                               43           -
    Provision for pension withdrawal liability            79           -
    Changes in operating assets and liabilities:
      Accounts and installment receivables              (485)         (22)
      Inventories                                         72          367
      Prepaid expenses and other current assets           68           (4)
      Other assets                                         3          (11)
      Accounts payable and other accrued liabilities    (257)         311
      Accrued payroll and payroll taxes                   34          (47)
      Billings in excess of estimated revenues          (182)          13
      Accrued restructuring costs                         -           (50)
    Net cash provided by operating activities            (98)         209

Investing activities:
  Acquisition of equipment                               (97)         (8)
     Net cash used in investing activities               (97)         (8)

Financing activities:
  Payments of note payable - bank and long-term debt    (579)        (223)
    Net cash used in financing activities               (579)        (223)

Net decrease in cash and cash equivalents               (774)         (22)

Cash and cash equivalents, beginning of year             842          289

Cash and cash equivalents, end of period             $    68      $   267

Supplemental disclosure of cash flow information:

  Interest paid                                      $     6      $   287

  Income taxes paid                                  $    28      $    -






See Notes to Consolidated Condensed Financial Statements.

TENNEY ENGINEERING, INC.
                        AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1:

The financial information enclosed herewith as at September 30, 1995, and for the three and nine months ended September 30, 1995, and 1994 is unaudited, and, in the opinion of the Company, reflects all adjustments (which included only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1995, the changes in cash flows for the nine months ended September 30, 1995 and 1994 and the results of operations for these periods.

This quarterly report should be read in conjunction with the Company's 1994 Annual Report and the September 30, 1995
Management's Discussion and Analysis of Financial Condition and
Results of Operations.


NOTE 2:

The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 3:

Financial Condition and Results of Operation:
     At September 30, 1995, the Company continues to have a deficit in working capital. The deficit is partially due to high billings in excess of revenue recognized under the percentage of completion method of reporting sales.


Significant obligation:
     As discussed in Note 9, on June 5, 1995, the Company received an amended demand for withdrawal liability resulting from the cessation of manufacturing activities at the Union, New Jersey, facility. The Plan Trustees demanded payment of $203,275.68 within 60 days from the receipt of the notice and the balance of $368,123.89 in eleven (11) quarterly installments. Failure to make the payments could constitute a default in which case the Plan Trustees may file suit to collect either the amount claimed to be currently due or the full withdrawal liability. The Company has not made the payment demanded in the time period specified. The Company, through its counsel, is negotiating to obtain more favorable installment payment terms. Failure to achieve more favorable terms may force the Company to seek protection under the Federal Bankruptcy Laws.


NOTE 4:

License Agreement:

In December 1992, the Company entered into a six-year licensing agreement ending December 31, 1998, with a privately owned manufacturer (the "Licensee") of environmental conditioning equipment. The terms of the agreement, among others, provide for: the Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000; through September 30, 1995, the Company has earned approximately $869,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products. In conjunction with such transaction, in February 1993 the Company ceased manufacturing operations at its Union, New Jersey facility.

In addition, the Company entered into an agreement with the Licensee whereby, for an annual fee of $120,000 ending on December 31, 1996, the Company will make the services of the Company's president available to the Licensee for specified periods.


NOTE 5:

Accounts Receivable:

     Accounts receivable consist of the following:


                                                   September 30,
                                                        1995
                                                   (In thousands
                                                     of dollars)

     Accounts receivable, billed                      $1,545
     Due from Licensee, net                              126
                                                       1,671

     Allowance for doubtful accounts                      44

       Totals                                         $1,627



At September 30, 1995, sales recognized on the percentage of completion method approximated $5,614,000.





NOTE 6:

Inventories:

     Inventories consist of the following:

                                                   September 30,
                                                        1995
                                                   (In thousands
                                                     of dollars)

     Raw materials                                    $  122
     Work in process                                      90

           Totals                                     $  212



Accumulated costs on long-term contracts recognized by the percentage of completion method were approximately $4,477,000 in 1995.


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


NOTE 8:

Short-term note payable:

As of December 12, 1994, the Company was indebted to the Bank in the amount of $1,017,648 principal, pursuant to a line of credit agreement, the Bank having a security interest in substantially all of the Company's assets, and $2,480,474 principal pursuant to a mortgage loan, in addition to $260,541 in interest and fees. The Company and the Bank entered into a Settlement Agreement as at December 12, 1994, pursuant to which the Company conveyed to the Bank title to the real estate located in Union, New Jersey, for a credit of $1,800,000 against the total indebtedness of $3,758,663, the remaining balance of $1,958,663 was converted to a non-interest-bearing Note due September 30, 1995, in the amount of $800,000, payable $200,000 in December, 1994, and the balance of $600,000 due in nine monthly non-interest-bearing amounts of $66,667, and forgiveness of debt of $1,158,663. As of August 29, 1995, the Company paid the final amount due the Bank. The security interest held by the Bank in substantially all the Company's assets expires 93 days after August 29, 1995. The forgiveness of $1,158,663 has been recognized $289,666 quarterly during the fourth quarter of 1994 and the first three quarters of 1995.


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

During the fourth quarter 1993, the Company received a letter from the Plan Trustees alleging $529,743.28 principal due as withdrawal liability. The Plan Trustees demanded 18 quarterly payments of $33,879.28 and a final payment of $32,797.59, with the initial payment to be made by January 19, 1994. The Company engaged counsel to advise it in these matters and made a provision for this amount in the 1993 Consolidated Financial Statements. The demand also states that the amount due was subject to adjustment for performance of the Plan during 1992.

The Company did not make the January 19, 1994 payment. In a letter dated March 16, 1994, the Plan Trustees advised the Company that it was delinquent in making its first withdrawal liability payment and that failure to correct the delinquency within sixty days will constitute a default. If a default is declared, the Plan Trustees can bring suit to collect the delinquent withdrawal liability payment(s) and/or the full amount of the withdrawal liability due.

In May 1994 the Company proposed an amount less than the amount demanded of $529,743. In June 1994 the Company received notification from the Plan Trustees rejecting the Company's offer. In November 1994 the Company submitted another offer, still less than the amount demanded by the Plan Trustees, and in addition tendered a monthly payment less than the periodic payment requested. In December 1994 the Company received from the Plan Trustees a modified calculation reducing the withdrawal liability to $502,665 principal. On June 5, 1995, the Company received from the Plan Trustees a formal rejection of the proposed settlement and the return of the uncashed checks submitted under such proposal.
In addition, the Plan Trustees demanded payment of the first six installments totalling $203,275.68 within 60 days from the receipt of the notice, an additional ten (10) quarterly installment payments of $33,879.28, and a final payment of $29,151.09. Failure to make the payments could constitute a default in which case the Plan Trustees may file suit to collect either the amount claimed to be currently due or the full withdrawal liability. The Company has not made the payment demanded in the time period specified.
The Company, through its counsel, is still negotiating to obtain more favorable installment payment terms. Failure to achieve more favorable terms may force the Company to seek protection under the Federal Bankruptcy Laws.


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


NOTE 11:

Income Taxes:

Effective January 1, 1993, the Company has adopted the Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which applies a balance sheet approach to income tax accounting. The new standard requires the Company to reflect on its balance sheet the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. The Company has not reflected any future tax benefits on its balance sheet as the value of the deferred tax asset resulting from the net operating loss carryforwards was offset by a valuation allowance of equal amount. At September 30, 1995, the Company has available, for tax reporting purposes, net operating loss carryforwards of approximately $2,800,000, which expire through 2008.










The components of income tax expenses are:
                                                   September 30,
                                                         1995
                                                   (In thousands
                                                     of dollars)

     Income taxes currently payable:
       Federal income tax--regular                    $  422
       Federal alternative minimum tax                    22
       State income tax                                  122
       Tax benefit arising from carryforward
         of net operating losses                      $ (544)

              1995 Income Tax Expenses                $   22


The income tax expense in 1995 results from the federal alternative minimum tax rate of 20%, which was allocated as follows:

                                                   September 30,
                                                         1995
                                                   (In thousands
                                                     of dollars)

     Income before extraordinary items                $    8
       Extraordinary item                                 14

     1995 Income Tax Expenses                         $   22


NOTE 12:

Profit (Loss) Per Common Share:

Profit (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. At the Annual Meeting of Shareholders held on May 26, 1995, a new ten-year Incentive Stock Option Plan for officers and key employees was approved. At the first meeting of the Stock Option Committee held on June 1, 1995, options for 165,000 shares were granted to officers and key employees. The exercise of outstanding options would not be dilutive on the per share computation. The weighted average number of common shares outstanding was 3,685,592 for the nine-month period ending September 30, 1995 and 1994, respectively.


NOTE 13:

Extraordinary item:

Extraordinary item consists of gain on restructuring of debt net of income taxes. The Settlement Agreement provided for the forgiveness of debt of $1,158,663, principal and interest, to be forgiven quarterly, if periodic quarterly payments totaling $200,000 are made timely. During the fourth quarter of 1994 and the first three quarters of 1995, the Company recognized forgiveness of approximately $289,666 principal and interest for each quarter. For the third quarter and nine months ended September 30, 1995, the Company recognized forgiveness of $289,666 and $868,997, respectively.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Operating revenues are currently at a level sufficient enough to cover current corporate and associated administrative costs. The Company continues to have a deficit in working capital. The deficit is partially due to billings in excess of revenue recognized under the percentage of completion method of reporting sales.

The Company has been able to generate cash from operations and has paid down bank debt as per the Settlement Agreement (see Note 8 of the Notes to Consolidated Condensed Financial Statements). As of August 29, 1995, the Company paid the final amount due the Bank.

On September 30, 1995, the Company's cash and cash equivalents totaled $68,000, a decrease of $774,000 from the December 31, 1994 total of $842,000. Operating activities used net cash of $98,000. The principal source of cash was operating profit of $1,338,000 and the principal use of cash was the increase of accounts receivable (see Note 5 of the Notes to Consolidated Condensed Financial Statements). In addition, the payment of $579,000 against the Company's Note payable - bank and current portion of long-term debt was the principal non-operating activity that contributed to the use of cash (see Note 8 of the Notes to Consolidated Condensed Financial Statements).

The Company's operations now consist of manufacturing through its DynaTenn, Inc. subsidiary (d/b/a "DynaVac") diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware and servicing, refurbishing, upgrading and installing environmental testing equipment and earning license and technology fees.


Significant obligation:

As discussed in Note 9, the Company received on June 5, 1995, formal rejection of the proposed settlement from the Plan Trustees and the return of the uncashed checks submitted under such proposal. In addition, the Plan Trustees demanded payment of the first six installments totalling $203,275.68 within 60 days from the receipt of the notice. Failure to make the payments could constitute a default in which case the Plan Trustees may file suit to collect either the amount claimed to be currently due or the full withdrawal liability. The Company has not made the payment demanded in the time period specified. The Company, through its counsel, is still negotiating to obtain more favorable installment payment terms. Failure to achieve more favorable terms may force the Company to seek protection under the Federal Bankruptcy Laws.



RESULTS OF OPERATIONS

Total net revenue of $1,947,000 and $7,277,000 in the third quarter and year-to-date periods ended September 30, 1995, respectively, compares to net revenue of $2,180,000 and $4,912,000 for the same periods, respectively, in 1994.

Product and product-related net revenue for the third quarter and year-to-date periods in 1995 was $1,523,000 and $4,443,000, respectively, and compare to 1994 revenue of $1,742,000 and $3,498,000 in the corresponding periods, respectively. The increase in revenue within this classification between years was due primarily to the increased recognition of revenue under the percentage of completion method of revenue for long-term projects that were being worked on in our DynaVac subsidiary.

Service-related revenue for the third quarter and year-to-date periods ended September 30, 1995, of $264,000 and $759,000, respectively, compare to the same periods in 1994 of revenue of $305,000 and $960,000, respectively, a decrease of 13% and 21%.
The decrease is due primarily to having field service technicians working on product-related projects rather than service-related projects. Included in the quarter and year-to-date ended September 30, 1995, and September 30, 1994, was revenue from the Company's Leased Employee Agreement of approximately $30,000 and $90,000, respectively.

Revenue related to the sale of parts totaled $160,000 and $552,000 for the third quarter and year-to-date periods ended September 30, 1995, respectively. For the third quarter and year-to-date periods ended September 30, 1994, revenue related to the sale of parts was $133,000 and $454,000, respectively.

The Company's order backlog at September 30, 1995, December 31,
1994, and September 30, 1994, was $3,838,900, $5,300,000 and
$4,358,200, respectively. The decrease in backlog has been due to a decline in backlog at the Company's DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 68% and 73% for the third quarter and year-to-date periods ended September 30, 1995, respectively, and compares to cost of sales percentages of 72% and 78%, respectively, for the same periods in 1994.

For the third quarter and year-to-date periods ended September 30, 1995, the cost of sales percentage for product and product-related sales was 70% and 77%, respectively. The cost of sales percentage related to this category for the same periods in 1994 were 73% and 83%, respectively. During 1994, the Company was negatively impacted by certain long-term contracts for which the costs to complete had increased over the estimated costs. These contracts were completed during 1994 and no impact was felt in 1995. The cost of sales percentage for vacuum system products remained unchanged between years.

Service cost of sales as a percentage of sales was 76% and 67%, respectively, for the third quarter and year-to-date periods ended September 30, 1995. For the third quarter and year-to-date periods ended September 30, 1994, the service cost of sales was 73% and 71%, respectively. The increase between quarters is due to the higher concentration of vacations and sick time in the quarter ended September 30, 1995.

Cost of sales as a percentage of parts revenue for the third quarter and year-to-date periods ended September 30, 1995, was 27% and 36%, respectively, as compared to 58% and 56% for the corresponding periods in 1994. The decrease in the cost of sales percentage in the 1995/1994 comparison is due to a favorable sales mix.

Selling and administrative expenses for the nine months ended
September 30, 1995 was $1,355,000 and compares to $1,294,000 in the 1994 period. The increase was due to increased professional fees and additional payroll costs.

Interest expense was $91,000 for the nine months ended September 30, 1995, and compares to $287,000 interest expense for the comparable 1994 period. The decrease is due primarily to no interest being charged on the Note due to the Bank (see Note 9 of the Notes to the Consolidated Condensed Financial Statements).

The third quarter and year-to-date periods ended September 30, 1995, net income was $494,000 and $1,338,000, respectively, and compares to a net income (loss) of $76,000 and ($439,000), respectively, for the comparable periods in 1994. The Company continues to increase revenue from its operating activities and to reduce costs.







                   PART II - OTHER INFORMATION


Item 6.  Exhibits

(a)(27)   Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.




                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Tenney Engineering, Inc.
                                         (Registrant)

Dated:  October 30, 1995.

                                   s/Martin Pelman
                                   Martin Pelman
                                   Vice President, Finance
                                   Principal Finance Officer