Form 10KSB
period 1995-12-31
TENNEY ENGINEERING INC
filed 1996-03-29
CIK 97184

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

             [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

      For the fiscal year ended           December 31, 1995

           [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from __________________ to
_________________

            Commission file number              1-4142

                                TENNEY ENGINEERING, INC.

                (Name of small business issuer in its charter)

               NEW JERSEY                              22-1323920

(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

   1090 Springfield Road, Union, New Jersey           07083-8197

(Address of principal executive offices)                (Zip Code)


Issuer's telephone number                  908-686-7870


Securities registered under Section 12(b) of the Exchange Act:
  None

Securities registered under Section 12(g) of the Exchange Act:

                              Title of each class
                            Common Stock, $0.10 par

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [X]

      Revenues for the fiscal year ended December 31, 1995
$9,564,000
     At March 28, 1996, the registrant had outstanding 3,685,592 shares of Common Stock, par value $.10 per share, and the aggregate market value of the common shares (based upon the closing price of these shares on the Over-The-Counter Bulletin Board) held by nonaffiliates was approximately $1,894,938.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Proxy Statement dated March 29,
1996, in connection with its Annual Meeting to be held on May 24, 1996, are incorporated by reference into Part III.


                                    PART I


ITEM 1.     BUSINESS

            (a)  Business Development

                  Tenney Engineering, Inc. (the "Company") was incorporated in 1932.

                  In December 1992, the Company announced that it would continue a corporate restructuring whereby it would discontinue the manufacturing of environmental test equipment at its Union, New Jersey facility (the "Union Facility"). In February 1993, the Company discontinued the manufacturing of environmental test equipment at its Union, New Jersey facility and listed such facility for sale. In December 1992, the Company entered into a six-year License Agreement with a privately owned manufacturer of environmental conditioning equipment ("Licensee"), authorizing Licensee to manufacture and sell environmental test chambers and other equipment under the "Tenney" name with the Company retaining the right to manufacture such products. (See Notes 3, 4 and 5 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.)

                  In 1992 the Company sold all of its outstanding stock of its wholly owned subsidiary, Gloekler Refrigerator Co. ("Gloekler"), to the then current manager of the Gloekler operation. Gloekler manufactures insulated enclosures used in the refrigeration and drug industries. (See Note 6 of the Notes to Consolidated Financial Statements.)

            (b)  Business of Issuer

Principal Products or Services and their Markets:

      The Company is engaged in one industry segment: The engineering and manufacturing of diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware and servicing, refurbishing, upgrading and installing environmental equipment and earning license and technology fees and rental income.

      Vacuum Equipment

      The Company's wholly-owned subsidiary DynaTenn, Inc. (d/b/a "DynaVac") is a custom manufacturer of industrial vacuum equipment. The company provides equipment and services to a wide range of industries where quality and reliability are primary elements to profitability. Primary market concentration is in optical coating equipment, space simulation systems and components for the aerospace industry, and medical labware processing equipment.

      Key personnel represent a highly diversified engineering and manufacturing team offering expertise in the field of vacuum technology, mechanical and electrical engineering, advanced control system design, and thermal vacuum system design. This commitment and experience enable unprecedented control over product quality and product reliability.

      DynaVac's coating systems are installed in numerous facilities across the nation and have a reputation for their reliability. All systems can be designed to meet the specific requirements of the customer's coating application. DynaVac also offers retrofitting services to refurbish an existing system or upgrade it with proprietary supervisory control systems.

      Considerable experience resides both in the company and amongst its personnel, in the design and construction of vacuum systems for space simulation. DynaVac systems are designed to meet a wide range of testing requirements and are in installations in the U.S. and overseas.

      Service

      The service operation consists of the service of environmental equipment and technical support in addition to the sale of replacement parts, service contracts, upgrades of older equipment, instrument calibration and used equipment sales.

      License and Technology Fees

      As at December 31, 1995, the Company completed three years of a six-year licensing agreement with a privately owned manufacturer of environmental conditioning equipment (see "License Agreement" below and Note 4 of the Notes to Consolidated Financial Statements.) The Company completed one year on its renewed License Agreement with a company in India that expires in September 1998 whereby the "Tenney" name will be utilized for manufacturing environmental equipment in India which it is expected would be exported to other areas as well. In addition, the Company has three more years of a Technology Transfer Agreement with an entity in the Peoples Republic of China. The technology fees are based on an agreement which runs for a period of eight years ending in 1999. This agreement calls for the sale of expertise as well as parts and training to enable the Chinese company to manufacture environmental test equipment (see Note 14 of the Notes to Consolidated Financial Statements).

Backlog:

      As of December 31, 1995, the Company had a total firm backlog of unfilled orders of approximately $3,870,000, as compared with a backlog of approximately $5,300,000 as of December 31, 1994.

Competition:

     The number and level of competitors for DynaVac is different depending on the areas of equipment to be designed and fabricated. The major competition for optical box coaters and other coating systems is centered on one major and several minor U.S. suppliers and two strong European companies. In this field, most of the coating equipment purchases in the last few years has shifted to the Pacific Rim countries. The U.S. coating industry is witnessing a resurgence in some areas, which should require additional purchases of new capital equipment.

     The competition for the space simulation equipment is primarily confined to a relatively few companies, all of which are significantly larger than DynaVac. With this size difference, DynaVac has been able to take advantage of lower overheads to more than maintain a major share of the new contracts. Most of these contracts are government contracts or government related.

      The Company's service operation is supported by a nationwide field service force. Some competitive manufacturers also have direct field service. Additionally, there are many spin-offs, former employees and general service companies who also compete. The Company has the advantage of technical support, documentation and experience.

Raw Materials:

      The Company purchases its raw materials from various sources and believes that such purchases may be made in the open market with no difficulty in obtaining adequate supplies.

Major Customers and Government Contracts:

      There was no customer who accounted for net revenue in excess of 10% during the year ended December 31, 1995. In 1994, one major customer accounted for more than 10% of the Company's sales. Prime Government contracts did not exceed 10% of the Company's backlog of unfilled orders as of December 31, 1995 (see "Backlog" above). All such contracts are subject to cancellation at the convenience of the Government with appropriate cancellation charges payable by the Government.

License Agreement:

      In December 1992, the Company entered into a six-year licensing agreement with a privately owned manufacturer (the "Licensee") of environmental conditioning equipment. The terms of the agreement, among others, provide for the Licensee to: manufacture and sell environmental test chambers and other equipment under the "Tenney" name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; and an option for the Licensee to purchase the Company's rights, title and interest in the "Tenney" trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products. The Company has earned license fees of $387,000 and $275,000 in 1995 and 1994, respectively, and $981,000 since inception. In conjunction with the license agreement, the Company and Licensee entered into an agreement to make available to the Licensee the part-time services of the president for a four-year period ending December 31, 1996, at a fee of $120,000 per year.

Patents, Trade Name and Trademarks:

      The Company currently does not have any patents. However, the Company has several trademarks relating to products, some of which are currently in use.

      The Company has granted its Licensees (see above and Note 4 of the Notes to Consolidated Financial Statements) a license and right to use the trade name "Tenney" in the conduct of their businesses as it relates to the sale of licensed products during the terms of the License Agreements. The Licensees can also use the Company's trademarks, on a non-exclusive, non-transferrable basis for the term of the agreements.

Labor Contract:

      The Company had no collective bargaining contracts in force during 1995.

Product Research and Development:

      The Company's research activities relating to the development of new products or services or improvement of existing products or services are carried on by Company operating personnel and costs thereof are charged to operations as incurred. (See Note 1 of the Notes to Consolidated Financial Statements.)

Environmental Expenditures:

      The Company, during 1995, did not have any environmental expenditures. During 1994, the cost of environmental compliance was capitalized and when title of the real estate was conveyed, the remaining unamortized capitalized costs were included in the net book value of the real estate and closed. (See Note 9 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.)

Employees:

      At December 31, 1995, the Company had 68 employees.



Executive Officers:

      The following table sets forth the names and ages and the business experience of the registrant's executive officers.

                                            BUSINESS EXPERIENCE
NAME AND AGE         PRESENT POSITION       DURING PAST FIVE YEARS

Robert S. Schiffman  Chairman of the Board, President of the
                                            Company;
52 (1)(2)            President and Chief    Chief Executive Officer;
                     Executive Officer      Chairman of the Board
                                            since May 1990.

Saul S. Schiffman    Vice Chairman of the   Vice Chairman of the
                                            Board
82 (1)(2)            Board and Secretary    since May 1990; and prior
                                            thereto, Chairman of the
                                            Board of the Company.

Martin Pelman        Vice President and     Vice President and
                                            Treasurer of the
49                   Treasurer              Company since August
                                            1994; Certified Public
                                            Accountant; 1990-1993 Group
                                            Controller - Carlson Health
                                            Care Communications, Inc.

(1) Member of Executive Committee. The Company has no standing audit, nominating or compensation committee or committees performing similar functions.

(2)   Saul S. Schiffman is the father of Robert S. Schiffman.

            All Officers, except Robert S. Schiffman, who has an employment contract expiring in 1996 (see Note 13 of the Notes to Consolidated Financial Statements) serve at the pleasure of the Board of Directors.


ITEM 2.     PROPERTIES

            The Company owned the Union Facility on which is located its general offices and the former environmental equipment manufacturing plant. This facility was secured by a mortgage loan. On December 12, 1994, the Company, as part of a Settlement Agreement, conveyed to the Bank in lieu of foreclosure the title to the Union Facility and concurrently entered into a Use and Occupancy Agreement. On December 14, 1995, the building was sold by the Bank to an outside company and the Company entered into a three-year lease for approximately 18,500 square feet of space; the remaining portion of the building is being developed by the new owner. The Company will pay an annual rent of $90,000. (See Notes 8, 9 and 13 of the Notes to Consolidated Financial Statements.)

      DynaVac leases its facility in Weymouth, Massachusetts under a lease which expires in April 1996. (See Note 13 of the Notes to Consolidated Financial Statements.)


ITEM 3.     LEGAL PROCEEDINGS

            The Company is a party to a material pending legal proceeding. (See Notes 3, 12 and 13 of the Notes to Consolidated
Financial Statements.)


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company had no meeting of security holders during the fourth quarter of the year ended December 31, 1995.




                                    PART II



ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER
            MATTERS

            In June 1994, the Company received a final confirmation from the American Stock Exchange that the application with the Securities and Exchange Commission to strike the Company's Common Stock from listing and registration on the Exchange due to noncompliance with listing requirements was approved. The Company has secured a listing on the Nasdaq Stock Market OTC Bulletin Board
under the symbol "TNGI".   The approximate number of holders of
record of the Company's Common Stock at December 31, 1995 was 1,079. In addition, approximately 50% of the outstanding shares are held for shareholders' account at brokerage firms and financial institutions. The following table sets forth the range of high and low closing prices for transactions on the American Stock Exchange during the first and second quarters of 1994 and on the OTC Bulletin Board during the third and fourth quarters of 1994 and all four quarters of 1995.

                          PRICE RANGE OF COMMON STOCK

                                   1995                          1994

                              High        Low               High        Low

      First Quarter           3/8         3/32              3/8         1/4

      Second Quarter          1/4         5/32              5/16        1/8

      Third Quarter           5/8         5/32              3/8         1/16

      Fourth Quarter          7/8         1/4               1/4         3/64


            It has been the Company's policy not to pay cash dividends.




ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During 1995, the restructuring that was started in 1992 was concluded. The Company and the Bank entered into a Settlement Agreement as at December 12, 1994, in which the Company conveyed the title to the real estate located in Union, New Jersey, for a credit of $1,800,000 against the total indebtedness of $3,758,663. The remaining balance of $1,958,663 was converted to a non-interest Note due September 30, 1995 in the amount of $800,000, payable $200,000 in December 1994 and the balance of $600,000 due in nine monthly non-interest-bearing amounts of $66,667, and forgiveness of debt of $1,158,663. The Bank's security interest in substantially all the Company's assets remained in effect, until 93 days after the date of the last payment. The forgiveness of $1,158,663 was recognized quarterly upon the Company's paying the monthly amounts when due. The Company made all payments to the Bank when due, and on August 29, 1995, paid the final balance. The forgiveness of $1,158,663 was recognized, $289,666 during the fourth quarter 1994 and the balance of approximately $869,000 was recognized during the first three quarters of 1995. (See Note 9 of the Notes to Consolidated Financial Statements.)

During 1995, the Company has been able to generate a positive cash flow from operations.

At December 31, 1995, the Company's cash and cash equivalents totaled $223,000 as compared to $842,000 at December 31, 1994. Contributing to the change in cash between years was cash provided by operating activities of $217,000 in 1995 and $940,000 in 1994. The principal reason for cash being provided by operating activities in 1995 was the obtaining of longer terms from vendors. The two principal reasons for the cash provided by operating activities in 1994 were $428,000 realization of inventory and $667,000 progress payments received in advance of billings on work-in-process projects. The primary use of cash was the paying off of the Company's note payable bank (see Note 9 of the Notes to Consolidated Financial Statements). At December 31, 1995, the Company had working capital of $509,000 as compared to a (deficiency) of $(1,371,000) at December 31, 1994.

At December 31, 1995, the Company completed three years of the six-year License Agreement with a privately owned manufacturer of environmental conditioning equipment ("Licensee"), which authorized the Licensee to manufacture and sell environmental test chambers and other equipment under the "Tenney" name with the Company retaining the right to manufacture such products. (See Note 4 of the Notes to Consolidated Financial Statements.)

The Company's operations now consist of manufacturing through its DynaTenn, Inc. subsidiary (d/b/a "DynaVac") diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware and servicing, refurbishing, upgrading and installing environmental equipment and earning license and technology fees and rental income.

Prior to the cessation of manufacturing at the Union Facility, the Company participated in a multi-employer pension plan. Due to the cessation of manufacturing operations at the Company's Union Facility (see Note 3 of the Notes to Consolidated Financial Statements), the Company ceased being a participant in the multi-employer pension plan in February 1993. Under the Multi-Employer Pension Plan Amendments Act of 1980, a Company may, under certain circumstances, become subject to liabilities in excess of contributions made under its collective bargaining agreement.

During the fourth quarter of 1993, the Company received a demand from the Sheet Metal Workers' National Pension Fund (the "Fund") for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of approximately $530,000, to be paid in quarterly payments starting in January, 1994. The Company engaged counsel to advise it in these matters and made a provision for this amount in the 1993 Consolidated Financial Statements. The Company failed to make the first payment when due in January 1994. In March 1994, the Company received notice that they were in default. In May 1994, the Company proposed, through counsel, an amount significantly less than the original amount. In June 1994, the Company received notification from the Fund rejecting the Company's offer. In November 1994, the Company proposed, through counsel, a modified offer significantly less than the total demanded, along with a significantly less periodic payment. In December 1994, the Company received from the Fund a modified calculation of the withdrawal liability in the amount of approximately $502,000. On May 31, 1995, the Company received a rejection of all proposals.

On December 7, 1995, the Company was served with a Complaint of Civil Action filed in the U.S. District Court, Eastern District of Virginia, by the Fund, demanding payment of past-due installments of withdrawal liability (aggregating $271,034 at the date of the Complaint), plus interest on overdue installments, statutory liquidated damages, attorneys' fees and injunctive relief requiring payment of future quarterly withdrawal installments and in the alternative immediate payment of the entire withdrawal liability plus accrued interest, statutory liquidated damages and attorneys' fees.

In February 1996, the Company filed an Answer and Affirmative Defense to the action. The Company and its counsel are having discussions with representatives of the Fund in an attempt to reduce the amount of the liability and to work out an installment payment schedule. At December 31, 1995, the Company had in reserve $581,000 in respect of the possible liability to the Fund.

In the expectation that an agreement can be arrived at with the Fund, the amount reserved has been classified as being current and non-current. (See Note 3 of the Notes to Consolidated Financial
Statements.)

The Company is not in a position to make immediate payment of the entire amount or a significant portion of the entire amount demanded by the Fund in the Complaint. If the Company is required to make immediate payment of the entire amount or of the past-due installments alleged to be due, it would have a material adverse effect on the Company.

In April 1991, the Company entered into a Technology Transfer Agreement with an entity in the People's Republic of China. This agreement is for a period of eight years and provides for payments to the Company upon the completion of certain milestones. The total contract fee is $1,200,000 of which the Company received cash of approximately $0, $0, $149,000, $165,000 and $360,000 in 1995,
1994, 1993, 1992 and 1991, respectively. The Company is not dependent upon the entity to fulfill its obligation under this agreement. (See Note 14 of the Notes to Consolidated Financial Statements.)

Management believes that during 1996 the Company will be able to satisfy its cash requirements for normal operations. The Company has been able to generate a positive cash flow from its normal business activities. The Company expects the Licensee to perform under the terms of the License and related agreements. Additionally, the Company must complete its open order backlog in a timely manner and then collect on such receivables.



RESULTS OF OPERATIONS

Total net revenue from continuing operations of $9,564,000 for 1995 compares to 1994 net revenue of $7,159,000.

Product and product-related net revenue for 1995 and 1994 was $7,803,000 and $5,108,000, respectively. The increase in net revenue within this classification, between years, was due to vacuum system revenue increasing primarily because several large orders received during the fourth quarter of 1994 were completed during 1995. License fees earned of approximately $387,000 and $275,400 during the years 1995 and 1994, respectively, were included in this revenue classification. Net revenue for 1995 and 1994 includes revenue of approximately $0 and $20,000, respectively, related to the Technology Transfer Agreement. (See
Note 14 of the Notes to Consolidated Financial Statements.)

Service-related revenues of $1,020,000 for the year 1995 compares to 1994 revenues of $1,448,000. The 1995 and 1994 service revenue included revenue from the Company's Leased Employee Agreement with the Licensee of $120,000. Service revenue in 1995 was unfavorably affected when the Company began to use service-related resources in buying, refurbishing and upgrading used equipment which was sold and recorded in the product-related sales category.

Revenue related to the sale of parts totaled $741,000 and $603,000 for the years ended December 31, 1995 and 1994, respectively.

The Company's order backlog at December 31, 1995 and 1994 was approximately $3,870,000 and $5,300,000, respectively. The decrease in backlog is primarily due to the Company's DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 73% for the year 1995 and compares to 76% for the year 1994.

The 1995 cost of sales related to product and product-related sales were approximately 77% as compared to 83% for 1994. The decrease in the cost of sales percentage between years was primarily due to the Company increasing productive use of resources in this area, which reduced idle time and lowered overhead charges.

Service cost of sales as a percentage of sales was 65% and 64% for the years ending December 31, 1995 and 1994, respectively.

Cost of sales as a percentage of sales during 1995 for parts was 41% and compares to 46% for the year 1994. The decrease in the cost of sales percentage in the 95/94 comparison was due primarily to a favorable inventory sales mix.

Selling and administrative expenses were $1,910,000 and $1,942,000 for 1995 and 1994, respectively. The decrease in the 1995/94 period was due primarily to continued cost containment programs. As a percentage of total net revenue, selling and administrative expenses were 20% and 27% for 1995 and 1994, respectively.

Interest expense was $74,000 in 1995 and reflects a decrease of $293,000 from the 1994 interest expense of $367,000. The decrease is due primarily to the Company not having any interest-bearing bank debt and paying off all bank debt during the year in accordance with the conditions of the Settlement Agreement reached with the Bank in December, 1994. (See Note 9 of the Notes to Consolidated Financial Statements.)

The Company recognized $869,000 of principal debt forgiveness in 1995 and $224,000 forgiveness in 1994 in accordance with the conditions of the Settlement Agreement. (See Note 9 of the Notes to Consolidated Financial Statements.)

Other income, net was $61,000 and $66,000 in 1995 and 1994, respectively. Other income in 1995 was comprised primarily of interest income related to investment activities of liquid cash balances during the first and second quarters of the year.

At December 31, 1995, the Company had available for tax reporting purposes net operating loss carryforwards of approximately $3,400,000, expiring through 2008. Effective January 1, 1993, the Company has adopted the Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes," which applies a balance sheet approach to income tax accounting. The new standard requires the Company to reflect on its balance sheet the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. The Company has reflected future tax benefits on its balance sheet since the realization of such benefits is dependent on the Company's profitability. The cumulative effect to January 1, 1993 of the adoption of SFAS No. 109 was immaterial. As permitted by SFAS No. 109, prior year's financial statements have not been restated. (See Note 10 of the Notes to Consolidated Financial Statements.)

The net income for 1995 was $1,743,000 as compared to $1,146,000 in 1994.

During June, 1994, the American Stock Exchange received approval from the Securities and Exchange Commission to strike the Company's Common Stock from listing and registration on the Exchange. June 24, 1994, was the last day the Company's Common Stock was traded on the Exchange. Currently, the Company has its Common Stock traded on the Nasdaq Stock Market OTC Bulletin Board under the symbol "TNGI".



ITEM 7.     FINANCIAL STATEMENTS

            See Index to Financial Statements appearing on page F -
 1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.



                                   PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information required under this item with respect to directors is contained on page 2 of the registrant's Proxy Statement dated March 29, 1996, in connection with its Annual Meeting to be held May 24, 1996, which is incorporated herein by reference. For executive officers, see Part I, Item 1 of this report.

ITEM 10.   EXECUTIVE COMPENSATION

           See page 3 of the registrant's Proxy Statement dated
March 29, 1996, in connection with its Annual Meeting to be held on May 24, 1996, which page is incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           (a)   Security Ownership of Certain Beneficial Owners

                 See paragraph entitled "Principal Shareholders" on page 2 of the registrant's Proxy Statement dated March 29, 1996, in connection with its Annual Meeting to be held on May 24, 1996, which paragraph is incorporated herein by reference.

           (b)   Security Ownership of Management

                 See page 3 of the registrant's Proxy Statement dated March 29, 1996, in connection with its Annual Meeting to be held on May 24, 1996, which pages are incorporated herein by reference.

           (c)   Changes in Control

                 The Company knows of no contractual arrangement which may, at a subsequent date, result in a change of control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Transactions with Management and Others

           None.

           Transaction with Promoters

           Not applicable.

                                    PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits and Index of Exhibits

                 (2)   a. (i)      Stock Purchase Agreement dated October
                                   2, 1992 between Tenney Engineering,
                                   Inc. and PCE, Inc.  Filed as Exhibit
                                   1 to the Company's Current Report on
                                   Form 8-K for the event occurring on
                                   November 2, 1992 and incorporated
                                   herein by reference.

                 (3)   a. (i)      Restated Certificate of Incorporation
                                   of Tenney Engineering, Inc. filed in
                                   the office of the Secretary of State
                                   of the State of New Jersey on June 12,
                                   1984.

                         (ii)      Amendment to Certificate of
                                   Incorporation dated May 13, 1988.

                       b. (i) By-Laws of Tenney Engineering, Inc. (As restated by order of the Board of Directors at a meeting held May 11,
                                   1984).

                         (ii)      Amendment to By-Laws adopted January
                                   26, 1988.

                 (10)  a. (i)      1995 Incentive Stock Option Plan.
                                   Filed as Exhibit (10) b. (ii) to the
                                   Company's Annual Report on Form 10-
                                   KSB for 1994 and incorporated herein
                                   by reference.

                       b. (i)      Stock Options dated June 1, 1995
                                   granted pursuant to the Company's 1995
                                   Incentive Stock Option Plan to the
                                   following director and officers:
                                   Robert S. Schiffman (Director and
                                   Officer); Martin Pelman (Officer).

                       c. (i) Restated Retirement Plan for Salaried Employees of Tenney Engineering dated June 8, 1987. Filed as Exhibit (10)
                                   c. (i) to the Company's Annual Report
                                   on Form 10-KSB for 1994 and
                                   incorporated herein by reference.

                         (ii)      First Amendment to the Restated
                                   Retirement Plan for Salaried Employees
                                   of Tenney Engineering, dated June 22,
                                   1987.  Filed as Exhibit (10) c. (ii)
                                   to the Company's Annual Report on Form
                                   10-KSB for 1994 and incorporated
                                   herein by reference.

                        (iii)      Second Amendment to the Restated
                                   Retirement Plan for Salaried Employees
                                   of Tenney Engineering, dated July 25,
                                   1989.  Filed as Exhibit (10) c. (iii)
                                   to the Company's Annual Report on Form
                                   10-KSB for 1994 and incorporated
                                   herein by reference.

                         (iv)      Third Amendment to the Restated
                                   Retirement Plan for Salaried Employees
                                   of Tenney Engineering, dated November
                                   12, 1990.

                       d. (i) Settlement Agreement dated December 12, 1994, by and among Tenney
                                   Engineering, Inc., VacTenn, Inc.,
                                   DynaTenn, Inc., WesTenn Sales, Inc.,
                                   Tenney Environmental Products, Inc.,
                                   and First Fidelity Bank, National
                                   Association.  Filed as Exhibit (10)
                                   d. (xviii) to the Company's Annual
                                   Report on Form 10-KSB for 1994 and
                                   incorporated herein by reference.

                       e. (i) Lease Agreement dated December 14, 1995, by and among Tenney Engineering, Inc., and Nandan Company, L.L.C.

                         (ii)      First Amendment dated January 12,
                                   1996.

                       f. (i) Employees Salary Savings Plan dated November 27, 1984. Filed as Exhibit
                                   (10) e. (i) to the Company's Annual
                                   Report on Form 10-KSB for 1994 and
                                   incorporated herein by reference.

                       g. (i) License Agreement, dated December 18, 1992 between Tenney Engineering, Inc. and Lunaire Limited. Filed as Exhibit 1 to the Company's Current Report on Form 8-K for the event occurring on December 18, 1992 and incorporated herein by reference.

                         (ii)      Leased Employee Agreement, dated
                                   December 18, 1992 between Tenney
                                   Engineering, Inc. and Lunaire Limited.
                                   Filed as Exhibit 2 to the Company's
                                   Current Report on Form 8-K for the
                                   event occurring on December 18, 1992
                                   and incorporated herein by reference.

                        (iii) Employment Agreement, dated December 18, 1992 between Tenney Engineering, Inc. and Robert S. Schiffman. Filed as Exhibit 3 to the Company's Current Report on Form 8-K for the event occurring on December 18, 1992 and incorporated herein by reference.

                         (iv) Consulting Agreement between Lunaire Limited and Robert S. Schiffman, dated December 18, 1992. Filed as Exhibit
                                   4 to the Company's Current Report on
                                   Form 8-K for the event occurring on
                                   December 18, 1992 and incorporated
                                   herein by reference.

                 (22)  List of Subsidiaries, all of which are
                       wholly-owned:


                                Jurisdiction of     Percentage of
     Name of Company            Incorporation       Ownership

     Tenney Environmental       New Jersey             100%
     Products, Inc.

     WesTenn Sales, Inc.        New Jersey             100%

     VacTenn, Inc.              California             100%

     DynaTenn, Inc.             Massachusetts          100%

     Tenney, Inc.               New Jersey             100%


                 (24)  Consent of Independent Certified Public
                       Accountants.

                 (27)  Financial Data Schedules

                 (99)  a. (i)      Complaint of Civil Action from the
                                   Board of Trustees, Sheet Metal
                                   Workers' National Pension Fund to
                                   enforce delinquent payments due under
                                   the Multi-Employer Pension Plan
                                   Amendments Act of 1980.  Filed with
                                   the United States District Court,
                                   Eastern District of Virginia, Case No.
                                   95-1609-A.  Filed as Exhibit 1 to the
                                   Company's Current Report on Form 8-
                                   K for the event occurring on December
                                   7, 1995 and incorporated herein by
                                   reference.

                         (ii) Answer and Affirmative Defense to the Board of Trustees, Sheet Metal Workers' National Pension Fund to enforce delinquent payments due under the Multi-Employer Pension Plan Amendments Act of 1980.

           (b)   Reports on Form 8-K

                 A Form 8-K has been filed during the last quarter of the period covered by this report.

                 Date of Report                 Item Reported

                 December 7, 1995         Complaint of Civil Action from
                                          the Board of Trustees, Sheet
                                          Metal Workers' National Pension
                                          Fund to enforce delinquent
                                          payments due under the Multi-
                                          Employer Pension Plan Amendments
                                          Act of 1980.  Filed with the
                                          United States District Court,
                                          Eastern District of Virginia,
                                          Case No. 95-1609-A.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TENNEY ENGINEERING, INC.



                                   By   s/Robert S. Schiffman
                                        Robert S. Schiffman
                                        President
                                        (Principal Executive
                                         Officer)



                                   By   s/Martin Pelman
                                        Martin Pelman
                                        Vice President and
                                        Treasurer
                                        (Principal Financial
                                         Officer)

Date:  March 29, 1996



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



s/Saul S. Schiffman                s/David C. Schiffman
Saul S. Schiffman (Director)       David C. Schiffman (Director)
March 29, 1996                     March 29, 1996



s/Robert S. Schiffman              s/David A. Schuh
Robert S. Schiffman (Director)     David A. Schuh (Director)
March 29, 1996                     March 29, 1996

                          TENNEY ENGINEERING, INC.
                               AND SUBSIDIARIES




                       INDEX TO FINANCIAL STATEMENTS AND
                    FINANCIAL STATEMENT SCHEDULES (ITEM 7)




                                                       PAGE

FINANCIAL STATEMENTS:

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS   F - 2

  CONSOLIDATED BALANCE SHEET DECEMBER 31, 1995         F - 3

  STATEMENTS OF OPERATIONS
   YEARS ENDED DECEMBER 31, 1995 AND 1994              F - 4

  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  (DEFICIENCY) YEARS ENDED DECEMBER 31, 1995
   AND 1994                                            F - 5

  STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31, 1995 AND 1994              F - 6

  NOTES TO FINANCIAL STATEMENTS                        F - 7/19








                                   *   *   *

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Tenney Engineering, Inc.


      We have audited the accompanying consolidated balance sheet of Tenney Engineering, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tenney Engineering, Inc. and Subsidiaries as of December 31, 1995, and the consolidated results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.





                                          ZELLER WEISS & KAHN



Mountainside, New Jersey
March 27, 1996
            TENNEY ENGINEERING, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                     DECEMBER 31, 1995
                                                     (In thousands of dollars)
                    ASSETS
Current assets:
  Cash and cash equivalents                            $     223
  Accounts receivable, net                                 1,715
  Current portion of installment note receivable
 45
  Inventories
311
  Prepaid expenses and other current assets
 97
  Deferred tax asset
228
        Total current assets
2,619

Equipment, net
311
Installment note receivable, noncurrent portion
323
Other assets
145
        Total Assets                                                     $
3,398

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities                         $
1,518
  Current portion of long-term capital leases
 76
  Accrued payroll and payroll taxes
162
  Billings in excess of estimated revenue on
   long-term contracts
318
  Pension obligation, current portion
 36
        Total current liabilities
2,110

Long-term debt, net of current portion
697
        Total liabilities
2,807

Commitments and contingencies

Stockholders' equity:
  Preferred stock $1.00 par value:
    Authorized 1,000,000 shares
    Issued and outstanding - none
  Common stock $.10 par value:
    Authorized 10,000,000 shares
    Issued 3,694,980 shares
369
  Additional paid-in capital
1,960
  Retained earnings (deficit)
(1,701)

628
  Less treasury stock, 9,388 shares, at cost
 37
        Total stockholders' equity
591
        Total liabilities and stockholders' equity                       $
3,398

See Notes to Consolidated Financial Statements.
TENNEY ENGINEERING, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                       1995          1994
                                                   (In Thousands of Dollars
                                                   Except per Share Amounts)
Net revenue:
  Product and product related                        $ 7,803       $ 5,108
  Service                                              1,020         1,448
  Parts                                                  741           603
    Totals                                             9,564         7,159

Cost of sales:
  Product and product related                          6,011         4,256
  Service                                                663           920
  Parts                                                  307           278
    Totals                                             6,981         5,454

Gross profit                                           2,583         1,705

Other expenses:
  Selling and administrative expenses                  1,910         1,942
  Provision for loss on restructuring                     -            (28)
    Totals                                             1,910         1,914

Income (loss) from operations                            673          (209)

Other income (expense):
  Interest expense                                       (74)         (367)
  Gain on exchange of property in lieu of
    foreclosure                                           -          1,460
  Other income, net                                       61            66
    Totals                                               (13)        1,159

Income before income taxes and
  extraordinary items                                    660           950

Income taxes (benefit)                                  (220)           24

Income before extraordinary items                        880           926

Extraordinary item - gain on restructuring
  of debt net of income tax of $6 thousand               863           220
  in 1995 and $4 thousand in 1994

Net income                                           $ 1,743       $ 1,146

Net income per common share before
  extraordinary items                                $  0.24       $  0.25

Extraordinary item per common share                     0.24          0.06

Net income per common share (see Note 11)            $  0.48       $  0.31

Exercise of options would not be dilutative.
See Notes to Consolidated Financial Statements.
TENNEY ENGINEERING, INC.
                               AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                           (In Thousands of Dollars)


                                      Additional  Retained         Less
                      Common Stock      Paid-in   Earnings    Treasury Stock
                    Shares     Amount   Capital   (Deficit)   Shares   Amount
 Totals

Balance January 1,
  1994              3,694,980  $  369  $  1,960  $ (4,590)     9,388  $   37
$ (2,298)

Net income                                          1,146
   1,146

Balance December
  31, 1994          3,694,980     369     1,960    (3,444)     9,388      37
  (1,152)

Net income                                          1,743
   1,743




Balance December
  31, 1995          3,694,980  $  369  $  1,960  $ (1,701)     9,388   $  37
$    591




See Notes to Consolidated Financial Statements.
TENNEY ENGINEERING, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                                                                   1995
 1994
Operating activities:                                          (In Thousands of
Dollars)
  Net income                                                     $ 1,743
$ 1,146
  Adjustments to reconcile income to net cash
    provided by (used in) continuing operations:
    Depreciation and amortization                                     72
   132
    Provision for restructuring                                       -
   (89)
    Provision for pension withdrawal liability                        -
   (28)
    Provision for inventory write-downs                               -
   200
    Provision for bad debts                                           -
    50
    Deferred tax asset                                              (228)
    -
    Gain on conveyance of property
      in lieu of foreclosure                                          -
(1,460)
    Gain on debt forgiveness, principal and interest                (869)
  (289)
    Acquisition of capital leases for fixed assets                   194
    -
    Changes in operating assets and liabilities:
      Accounts and installment receivables                          (533)
   141
      Inventories                                                    (27)
   428
      Prepaid expenses and other current assets                      (11)
   (23)
      Other assets                                                    (7)
   (90)
      Accounts payable and other liabilities                         170
   196
      Accrued payroll and payroll taxes                               37
   (41)
      Billings in excess of estimated revenues                      (403)
   667
      Pension obligation                                              79
    -
         Net cash provided by continuing operations                  217
   940

Investing activities:
  Acquisition of equipment                                          (244)
   (42)
         Net cash (used in) investing activities                    (244)
   (42)

Financing activities:
  Payments of note payable and long-term capital leases             (592)
  (345)
         Net cash used in financing activities                      (592)
  (345)

Net increase (decrease) in cash and cash equivalents                (619)
   553

Cash and cash equivalents, beginning of year                         842
   289

Cash and cash equivalents, end of period                         $   223
$   842

Supplemental disclosure of cash flow information:
  Interest paid                                                  $     8
$    37
  Income tax paid                                                     28
    -

See Notes to Consolidated Financial Statements.
Note 1 - Summary of accounting policies:
            Principles of consolidation:
              The consolidated financial statements include the accounts of Tenney
              Engineering, Inc. (the "Company") and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

            Net Revenues:
              Revenue from product sales and short-term contracts and services are recognized when the transactions are consummated. The Company generally recognizes revenue on long-term, large installation contracts under the percentage of completion method. Under this method, revenue is recognized according to the ratio of costs incurred to currently estimated total contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recorded.

              Product and product-related net revenue includes revenue from the Company's manufacturing operation, including the discontinued activities (see Note 3), license and technology fees and rental income. Service revenue includes revenue from the servicing and installation of environmental equipment and from the services provided under the Leased Employee Agreement with the Licensee (see Note 4). Parts revenue includes revenue from the sale of replacement and spare parts for equipment previously manufactured by the Company as well as equipment now being manufactured by the Licensee.

            Cash equivalents:
              The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories:
 Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process inventories are stated at actual production cost, including factory overhead.

Machinery and equipment:
 Machinery and equipment are carried at cost, less accumulated depreciation. Depreciation is provided using primarily the straight-line method over the estimated useful lives of the assets. Estimated useful lives vary from 3 to 10 years.

Research and development costs:
 Costs and expenses related to research and product development are expensed as incurred. There were no research and development costs for 1995 and 1994, respectively.

Gain per common share:
 Gain per common share is computed based on the weighted average number of common shares outstanding during the year. The assumed exercise of outstanding stock options would not have a significant effect on the per share computations. The weighted average number of common shares outstanding was 3,685,592 in 1995 and 1994, respectively (see Note 11).

Stock-based compensation:
 In 1996 the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. We intend to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. The adoption of this standard will not impact our results of operations, financial position or cash flows.

Use of estimates:
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for long-term contracts, allowance for doubtful accounts, inventory obsolescence, product warranty reserves, depreciation and amortization, employee benefit plans, taxes, restructuring reserves and contingencies.


Note 2 - Financial condition and results of operation:
 As shown in the accompanying consolidated financial statements, the Company has incurred net income for the years ended December 31, 1995 and 1994, respectively, from operations, which has resulted in an increase in the Company's consolidated financial condition.

 On December 12, 1994, the Bank and the Company signed a Settlement Agreement in which the Company conveyed to the Bank the title in the real estate located at Union, New Jersey, and reduced total debt significantly. During 1995, the Company paid all of the bank debt when due (see Note 9).

 As at December 31, 1995, the Company completed three years under the License Agreement, and the Licensee has performed its obligations, for the most part, under the various agreements incorporated under the License Agreement
 (see Note 4).

Significant obligation:
 As discussed in Note 3, with the cessation of its manufacturing operations at the Union, New Jersey, facility, the Company received a revised notification for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of approximately $502,000. The Company has engaged counsel to advise it with respect to this matter. The Company met with a representative of the pension plan and has made a proposal to the Fund for extended terms and a reduction of the principal. Failure to reach an accord will have a material adverse effect on the Company.


Note 3 - Restructuring:
  The Company in February, 1993, ceased manufacturing operations at its Union, New Jersey, facility. The Company's operations now consist of manufacturing, through one of its wholly owned subsidiaries, diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware, the servicing and installation of environmental equipment, and earning license and technology fees.

  During the fourth quarter of 1993, the Company received a demand from the Sheet
  Metal Workers' National Pension Fund (the "Fund") for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of approximately $530,000, to be paid in quarterly payments starting in January, 1994. The Company engaged counsel to advise it in these matters and made a provision for this amount in the 1993 Consolidated Financial Statements. The
  Company failed to make the first payment when due in January 1994. In March 1994, the Company received notice that they were in default. In May 1994, the Company proposed, through counsel, an amount significantly less than the original amount. In June 1994, the Company received notification from the Fund rejecting the Company's offer.

  In November 1994, the Company proposed, through counsel, a modified offer significantly less than the total demanded, along with a significantly less periodic payment. The Company continued to make periodic payments significantly less than the requested periodic amounts. In December
  1994, the Company received from the Fund a modified calculation of the withdrawal liability in the amount of approximately $502,000. On May 31, 1995, the Company received a rejection of all proposals along with all funds tendered.

  On December 7, 1995, the Company was served with a Complaint of Civil Action filed in the U.S. District Court, Eastern District of Virginia, by the Fund, demanding payment of past-due installments of withdrawal liability
 (aggregating $271,034 at the date of the Complaint), plus interest on overdue installments, statutory liquidated damages, attorneys' fees and injunctive relief requiring payment of future quarterly withdrawal installments and in the alternative immediate payment of the entire withdrawal liability plus accrued interest, statutory liquidated damages and attorneys' fees.

 In February 1996, the Company filed an Answer and Affirmative Defense to the action. The Company and its counsel are having discussions with representatives of the Fund in an attempt to reduce the amount of the liability and to work out an installment payment schedule. At December 31, 1995, the Company had in reserve $581,000 in respect of the possible liability to the Fund.

 In the expectation that an agreement can be arrived at with the Fund, the amount reserved has been classified as being current and non-current.

 The Company is not in a position to make immediate payment of the entire amount or a significant portion of the entire amount demanded by the Fund in the Complaint. If the Company is required to make immediate payment of the entire amount or of the past-due installments alleged to be due, it would have a material adverse effect on the Company.

 The Company reported net income of $1,743,000 and $1,146,000 for the years ended December 31, 1995 and 1994, respectively. The table below presents the Company's consolidated net revenue and gross profit for those periods, and the estimated portions thereof attributable to its continuing activities and the activities that have been discontinued. For financial accounting purposes, the discontinued activities are considered to be a portion of the same business segment as those of the continuing activities and, accordingly, have not been reflected as a discontinued operation in the Company's consolidated financial statements.






                                                                   1995         1994
                                                                     (In Thousands
                                                                       of Dollars)
               Net revenue:
                  Continuing activities                          $ 9,564      $ 6,845
                  Discontinued activities                             -           314

                     Totals                                      $ 9,564      $ 7,159

               Gross profit:
                  Continuing activities                          $ 2,583      $ 1,746
                  Discontinued activities                             -           (20)

                     Totals                                      $ 2,583      $ 1,726

Note 4 - License agreement:
Concurrent with the Company's announcement to discontinue manufacturing at the Union Facility, the Company entered into a six-year licensing agreement with a privately owned manufacturer (the "Licensee") of environmental conditioning equipment. The terms of the agreement, among others, provide for:
the Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products; the Company to receive license fees
(up to a maximum of $1,900,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products; the Company to perform all servicing and installation of the aforementioned equipment; and perform other Company obligations related to the Technology Transfer Agreement (see Note 14).
The agreement further requires the Licensee to purchase annually, from a former subsidiary of the Company, depending on market conditions, certain minimum amounts of inventory with cash payments thereon being made directly to the Company (see Note 6).

In addition, the Company entered into a four-year consulting agreement with the Licensee whereby, for an annual fee of $120,000, the Company will make the services of the Company's president available to the Licensee for a specified period of time (see Note 13).

In 1995 and 1994, the Company earned License fees of approximately $387,000 and $275,000, respectively. Net revenue for 1995 and 1994 includes consulting revenue of $120,000. Purchases by the Licensee from the Company's former subsidiary in 1995 and 1994 totaled approximately $9,500 and $2,400, respectively.











Note 5 - Accounts receivable:
            Accounts receivable consist of the following:

                                                                    1995
                                                              (In Thousands
                                                                of Dollars)

 Accounts receivable, billed                                       $1,625
 Due from Licensee, net                                               128
                                                                    1,753
 Allowance for doubtful accounts                                      (38)
   Totals                                                          $1,715


At December 31, 1995, sales recognized on the percentage of completion method approximated $5,603,800.


Note 6 - Note receivable:
In December 1992, the Company sold all of the outstanding stock of its wholly-owned insulated enclosure subsidiary, Gloekler Refrigerator Company ("Gloekler") for aggregate consideration of approximately $858,000, of which $300,000 was cash. The balance was evidenced by installment receivables which provide for payments by Gloekler either in cash or by credits issued for inventory purchases through 2005. The receivables, which have been discounted to reflect imputed interest are secured by a second lien on all of Gloekler's assets including the common stock and are personally guaranteed by the purchaser.


Note 7 - Inventories:
         Inventories consist of the following:
                                                    1995
                                              (In Thousands
                                                 of Dollars)

              Raw materials                       $   587
            Work in process                            34
                                                      621
            Less:
             Provision for write-downs to estimated
                realizable value                      310

                   Totals                         $   311

 Accumulated costs on long-term contracts recognized by the percentage of completion method (see Note 5) were approximately $3,521,000 and $3,514,000 in 1995 and 1994, respectively.






Note 8 - Property and Equipment:
Property and equipment, which is stated at cost, is summarized as follows at
            December 31, 1995:

                                                 1995
                                            (In Thousands
                                             of Dollars)

               Property (see below)            $    -
               Equipment                         1,264
               Equipment under capital leases      324
                                                 1,588
               Accumulated depreciation         (1,277)
                  Total equipment - net        $   311

On December 12, 1994, in accordance with the Settlement Agreement, the Company conveyed to First Fidelity Bank, N.A. (the "Bank") the title to all real estate located in Union, New Jersey, with a net book value of approximately $340,000 net of accumulated depreciation (see Note 9).

In conjunction with the conveyance of the property, the Company entered into a Use and Occupancy Agreement for approximately 10,500 square feet of space at an annual rental of $50,000 and 25% of building operating costs
(excluding real estate taxes), which was terminated on December 14, 1995.
On that date the Company entered into a three-year lease with the new owner of the property for approximately 10,500 square feet at an annual rental of $70,000. On January 12, 1996, the Company and the new owners entered an amendment to the lease for an additional 8,000 square feet of space at an annual rental of $20,000, occupancy not to take effect until July 1996.

In addition, the Company leases certain equipment for use in its operations under capital leases. Property and equipment at December 31, 1995, included capita leases of $324,000 and related accumulated depreciation of $106,000.

 At December 31, 1995, the aggregate minimum rental commitments under non-cancellable leases for the period shown are as follows:

        Year                                  Capital Leases    Operating Leases
                                                         (In Thousands of Dollars)
               1996                                      $  85             $  69
               1997                                         51                90
               1998                                         51                90
               1999                                         49                -
               2000                                         30                -

                  Total                                  $ 266             $ 249
                    Less imputed interest                   38
                  Present value of net lease payments    $ 228
                    Less current installments               76
                  Long-term debt obligation at
                    December 31, 1995                    $ 152

            Imputed interest was calculated using rates between 7.06% - 9.76%


Note 9 - Debt:
  Debt maturing within one year consists of the following at December 31,

                                                          1995              1994
                                               (In Thousands of Dollars)
              Notes payable - bank                      $  -              $ 590
               Current portion of capital leases            76                -
               Current portion of pension obligation        36                -
                  Total                                  $ 112             $ 590

The Company was indebted to the Bank in the amount of $1,020,000 principal at June 30, 1994, pursuant to a line of credit agreement evidenced by a promissory note (the "Term Note"), the maturity date of which had been extended from time to time. The Company was also indebted to the Bank in the amount of $2,480,474 principal pursuant to a mortgage loan secured by the Company's real property in Union, New Jersey. The Bank also had a security interest in substantially all of the Company's other assets.

The Company and the Bank entered into a Settlement Agreement as at December 12, 1994, in which the Company conveyed the title to the real estate located in Union, for a credit of $1,800,000 against the total indebtedness of $3,758,663, the remaining balance of $1,958,663 was converted to a non-interest Note due September 30, 1995, in the amount of $800,000, payable $200,000 in December, 1994, and the balance of $600,000 due in nine monthly non-interest-bearing amounts of $66,667, and forgiveness of debt of $1,158,663. The original Term Note security in substantially all the Company's assets remained in effect, until 93 days after the date of the last payment. As at August 30, 1995, the Company paid the balance of the Term Note. The forgiveness of $1,158,663 has been recognized, $289,666 during the fourth quarter of 1994 and the remaining $868,997 quarterly during the first three quarters of 1995.

            Long-term debt consists of the following at December 31,

                                                          1995
                                                     (In Thousands
                                                       of Dollars)
               Capital lease obligations                 $ 228
               Multi-employer pension obligation           581
                  Total long-term debt including
                   current maturities                      809
               Less:  current maturities                   112
                  Total long-term debt                   $ 697

Long-term liabilities consist of capital leases entered into for equipment of $194,000 in 1995, and the long-term portion of the multi-employer pension fund liability (see Note 3). The debt to mature under the multi-employer pension fund liability is $37,000--1996; $37,000--1997; $37,000--1998; $37,000--1999;
$55,000--2000; and $388,300 thereafter.


Note 10 - Income taxes:
Effective January 1, 1993, the Company has adopted the Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. While management believes that the total deferred tax asset will eventually be fully realized by future operations, as a result of the losses experienced prior to 1994, management recorded a valuation allowance equal to 100% of the deferred tax asset upon adoption of SFAS 109 on January 1, 1993. As a result, the initial adoption of SFAS 109 has no impact on the Company's consolidated financial statements.

At December 31, 1995, it was determined that the valuation allowance should be reduced by $228,000. This determination was based primarily on the improvement in the Company's net income during 1995 and 1994.

Accordingly, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize these future tax benefits. The changes in the valuation allowance resulted in the recording at December 31, 1995, of an income tax benefit of $214,000.

If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. If, however, the Company achieves sufficient profitability to realize all of the deferred tax assets, the valuation allowance will be further reduced and reflected as an income tax benefit in future periods.

The components of the net deferred tax asset are as follows at
                              December 31, 1995:

                                                             (In Thousands
                                                               of Dollars)

               Deferred tax assets:
                  Inventory reserve                                $   105
                  Accounts receivable reserve                           13
                  Deferred revenue                                     111
                  Deferred compensation                                 41
                  Deferred pension obligation                          197
                  Tax loss carryforward                              1,168
                    Total deferred tax assets                        1,635

               Deferred tax liabilities:
                  Depreciation                                          (3)

                  Valuation allowance                               (1,404)

                  Total net deferred tax assets                    $   228


In 1995 and 1994, the Company utilized net operating loss carryforwards of $1,028,000 and $1,612,000, respectively. The income tax expense results from the federal alternative tax which was allocated as follows:


                                                                1995     1994
                                                                (In Thousands
                                                                  of Dollars)
           Income before extraordinary item                    $   8    $  24
           Extraordinary item                                      6        4
              Current income tax expense                          14       28

           Deferred income tax benefit                           228       -

              Net income tax (benefit)                         $(214)   $  28

At December 31, 1995, the Company has available, for tax reporting purposes, net operating loss carryforwards of approximately $3,400,000 which expire through 2008.

A reconciliation of income tax provision at federal statutory rate to the income tax provision at the effective tax rate as follows: The effective rate for 1995 is 39% and for 1994 was 34%.

                                                               1995     1994
                                                               (In Thousands
                                                                 of Dollars)
             Income taxes computed at the federal
               statutory rates                                $ 350    $ 628
             State taxes (net of federal benefit)                60      165
             Realization of benefits of tax loss
               carryforwards                                   (396)    (765)
             Reduction of valuation allowance                  (228)      -

                 Net income tax (benefit)                      $(214)   $  28


Note 11 - Common stock:
On May 26, 1995, at the annual meeting, a new ten-year incentive stock option plan for officers and key employees was approved and adopted. The plan provided that options could be granted from time to time at a price of not less than 100% of the fair market value of the common stock as of the date of grant for officers and employees who own less than 10% of the voting stock of the Company and 110% of fair market value for those officers and employees who own more than 10% of the voting stock (affiliate employees). Options granted are exercisable immediately and terminate no later than ten years from date of grant (five years from date of grant for affiliate employees). On June 1, 1995, the Board of Directors of the Company granted and issued, to officers and key employees, 155,000 options under the 1995 ten-year incentive stock option plan for officers and key employees. Certain employees with the right to purchase 57,000 shares of stock under the 1991 ten-year incentive stock option plan surrendered all outstanding options.

            A summary of plan transactions follows:







                                             Number of        Option Price
                                              Shares           per Share

   Outstanding and exercisable -
     January 1, 1995                            57,000      $.31250 - $.34375

   Outstanding and exercisable -
     June 1, 1995                              155,000      $.23437 - $.25781
   Cancelled                                   (57,000)     $.31250 - $.31250

  Outstanding and exercisable -
     December 31, 1995                         155,000      $.23437 - $.25781


Note 12 - Retirement and pension plans:
The Company maintains a retirement plan for salaried employees (the "Salaried Plan") which provides for defined benefits. The Company's funding policy is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974. In June 1989, the Company amended the Salaried Plan so that benefits would no longer accrue and subsequent to that date contributions have not been required due to the overfunded status of the Salaried Plan. The Company accounted for the curtailment in 1989 pursuant to Statement of Financial Accounting Standards No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits."

The following table sets forth the funded status of the Salaried Plan assuming a discount rate of 7% at December 31, 1995:

                                                                   1995
                                                             (In Thousands
                                                               of Dollars)
Actuarial present value of projected benefit obligation
including vested benefits of $587,000                             $ 587
Plan assets at fair value, primarily insurance contracts            637

Plan assets in excess of projected benefit obligation
consisting entirely of unrecognized net gain                      $  50

    The expected long-term rate of return on assets was 7.5%.

Union employees were included in a separate multi-employer pension plan to which the Company made monthly contributions in accordance with a contractual union agreement based on monthly hours worked. There was no related pension expense in 1995 and 1994. Due to the cessation of manufacturing operations at the Company's Union, New Jersey, facility, the Company ceased being a participant in the multi-employer pension plan in February 1993 (see Note 3).


Note 13 - Commitments and contingencies:
Employment agreement:
In connection with the license agreement which provides for the Company to receive $120,000 annually pursuant to a consulting agreement (see Note 4), the Company entered into a four-year employment agreement with its president which requires a minimum annual salary of $200,000 commencing in 1993.

Lease commitment:
DynaTenn, Inc. (d/b/a "DynaVac"), a wholly-owned subsidiary which manufactures diversified industrial vacuum equipment, leases its facility in Weymouth, Massachusetts under an operating lease which expires in April 1996. Rent charged to operations under this lease approximated $68,000 and $60,000 in 1995 and 1994, respectively.

Tenney Engineering, Inc. leases its facility in Union, New Jersey under an operating lease which expires in December 1998 (see Note 8). Rent charged to operations under a Use and Occupancy Agreement (see Note 8) was $50,000 in 1995 and $2,083 in 1994.

Contingencies:
The Company is involved in various lawsuits. Other than the one explained in Note 3, all the others are covered by insurance and subject to deductible amounts. Management believes that the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial condition.


Note 14 - Technology Transfer Agreement:
In April 1991, the Company entered into a Technology Transfer Agreement (the "Technology Agreement") with an entity in the People's Republic of China for an eight-year period. The Technology Agreement requires the Company to provide certain technology to assist the purchaser in developing and producing environmental chambers. Provisions of the Technology Agreement include time tables during which the technology will be transferred and training will be provided. In addition, should the purchaser be successful in developing and producing products, of which there is no guarantee, the Technology Agreement contains provisions relating to the future purchase of these products by the Company and places restrictions on the purchaser's sale of products within the Company's marketplace. In conjunction with the license agreement (see Note 4), the Licensee agreed to perform certain of the Company's obligations under the Technology Agreement, including the purchase of products.

The aggregate contract amount under the Technology Agreement is $1,200,000, which is secured by a letter of guarantee. Payments occur upon the completion of certain milestones and revenue is recognized as earned. Payments from this contract totalled approximately $0, $0, $149,000, $165,000 and $360,000 in 1995, 1994, 1993, 1992 and 1991, respectively. During 1995 and 1994, the
Company recognized in net revenue approximately $0 and $20,000, respectively, under the Technology Agreement. There were nominal expenses in 1995 and 1994.














Note 15 - Other income and (expense):
            Other income and (expense) consist of the following:

                                                         1995           1994
                                                            (In Thousands
                                                              of Dollars)

               Interest expense                       $  (74)        $ (367)
               Gain on:
                 Exchange of property in lieu
                   of foreclosure (A)                     -           1,460
               Interest income                            21             23
               Other, net                                 40             43

                 Totals                               $  (13)        $1,159

(A) On December 1, 1994, the Company entered into a Settlement Agreement with the Bank, which in part required the Company to convey to the Bank the title to the real estate, with a net book value of approximately $340,000, for a credit against the total indebtedness of $1,800,000, which resulted in a net gain of $1,460,000 for the year (see Note 9).

Note 16 - Extraordinary item
Extraordinary item consists of gain on restructuring of debt net of income taxes. The Settlement Agreement also provided for the forgiveness of debt to be forgiven quarterly when periodic quarterly payments totaling
$200,000 are made timely. The Company in December of 1994 made the first required payment of $200,000, and recognized the forgiveness of $224,000 principal and $65,000 interest forgiveness was netted against interest expense for the year ended December 31, 1994. During the first three quarters of 1995, the Company made timely payments of amounts due under the Settlement Agreement and accordingly recognized approximately $869,000 forgiveness of debt (see Note 9).


Note 17 - Major customer and concentrations of credit risk:
Major customer:
During the year ended December 31, 1995, the Company did not have any major customer who contributed more than 10% of net revenue. There was one major customer who accounted for net revenue in excess of 10% during the year ended December 31, 1994.

Concentrations of credit risk:
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and inventories. The Company places its cash and cash equivalents in highly liquid instruments with high credit quality financial institutions.
In general, the Company's accounts receivable result from its manufacturing and servicing operations and reflect a broad customer base to primarily large-sized companies both nationally and internationally. Also, the Company routinely assesses the financial strength of its customers. As a consequence, with the exception of the major customer noted above and amounts due from the Licensee, concentrations of credit risk are limited.


The Company maintains cash balances at several financial institutions located in the Northeast. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1995, the Company's uninsured cash balances total approximately $23,000.


Note 18 - Supplemental schedule of noncash investing and financing activities:
During 1995 the Company recognized $869,000 in forgiveness of debt, in addition entered into a five-year capital lease in the amount of $144,000 for computer equipment. In 1994, the Company exchanged property with a book value of approximately $340,000 for a credit against its bank indebtedness of $1,800,000. In addition, the Bank forgave approximately $224,000 of principal indebtedness (see Notes 15 and 16).



                                         *   *   *