Form 10QSB
period 1996-03-31
TENNEY ENGINEERING INC
filed 1996-05-13
CIK 97184

U.S. Securities and Exchange Commission
               Washington, D.C.  20549
                    Form 10-QSB
(Mark One)  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from __________ to ___________ Commission File Number 1-4142
                  TENNEY ENGINEERING, INC.
(Exact name of small business issuer as specified in its charter)
         NEW JERSEY                             22-1323920
(State or other jurisdiction                  (IRS Employer
of incorporation or organization)            Identification No.)
1090 Springfield Road, Union, New Jersey 07083
(Address of principal executive offices)
(908) 686-7870
(Issuer's telephone number)
                                         NONE
         (Former name, former address and former fiscal year, if changed since last report.)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     Class                   Outstanding at March 31, 1996
Common Stock $.10 par value         3,685,592
Transitional Small Business Disclosure Format: Yes ____   No   X

TENNEY ENGINEERING, INC.
FORM 10-QSB
QUARTER ENDED MARCH 31, 1996
                                     I N D E X
                                                         PAGE
Part I - Financial Information
Item 1.  Financial Statements
Consolidated Condensed Balance Sheet - March 31, 1996      3
Consolidated Condensed Statements of Operations  -
Three months ended March 31, 1996 and 1995                 4
Consolidated Condensed Statements of CashFlows -
Three months ended March 31, 1996 and 1995                 5
Notes to Consolidated Condensed Financial Statements       6
Item 2.  Management's Discussion and Analysis
Management's Discussion and Analysis of Financial
Condition and Results of Operations                       17
Part II - Other Information                               19
TENNEY ENGINEERING, INC.
AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET MARCH 31, 1996
(In thousands of dollars - unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                            $   223
Accounts receivable - net                              2,000
Current portion of installment note receivables           36
Inventories                                              405
Prepaid expenses and other current assets                110
Deferred tax asset                                       295
     Total Current Assets                           $  3,069
Plant and equipment, net                                 300
Installment note receivable,  noncurrent portion         324
Other assets                                             147
     Total Assets                                   $  3,840
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities      $  1,678
Current portion of long-term capital leases               55
Accrued payroll and payroll taxes                        267
Billings in excess of estimated revenue on
long-term contracts                                      359
Pension obligation, current portion                      179
     Total Current Liabilities                         2,538
Long-term debt, net of current portion                   561
     Total Liabilities                              $  3,099
Commitments and contingencies
Stockholders Equity:
Preferred stock $1.00 par value:
  Authorized 1,000,000 shares
  Issued and outstanding - none
Common stock $.10 par value:
  Authorized 10,000,000 shares
  Issued 3,694,980 shares                               369
Additional paid-in-capital                            1,960
Retained earnings (deficit)                          (1,551)
                                                        778
Less treasury stock, 9,388 shares at cost                37
     Total Stockholders Equity                          741
Total Liabilities and Stockholders Equity           $ 3,840
See Notes to Consolidated Financial Statements.
TENNEY ENGINEERING, INC.
AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(In thousands of dollars - unaudited)
                                             1996     1995
Net Revenue:
     Product and product related          $ 2,141   $ 1,727
     Service                                  198       219
     Parts                                    184       173
Totals                                      2,523     2,119
Cost of Sales:
     Product and product related            1,668     1,236
Service                                       119       155
     Parts                                     77        72
Totals                                      1,864     1,463
Gross Profit                                  659       656
Selling and administrative expenses           519       526
Income from operations                        140       130
Other expense (income):
     Interest expense                           4        44
     Other income, net                         (1)      (11)
     Totals                                     3        33
Income before income taxes  and
 extraordinary items                           137        97
Income taxes (benefit)                        ( 13)        2
Income before extraordinary items             150         95
Extraordinary item - gain on  restructuring
of debt net of income  taxes of
 four thousand dollars, 1994                    0       285
Net Income                                $   150    $  380

Income per common share before
extraordinary item                         $ 0.04   $ 0.02
Extraordinary item per common share          0.00   $ 0.08
Net Income per common share               $  0.04   $ 0.10
Exercise of option would not be dilutative.

TENNEY ENGINEERING, INC.AND
SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
QUARTER ENDED MARCH 31, 1996 AND 1995
(In thousands of dollars - unaudited)
                                         1996     1995
Operating activities:
Net income                             $  150  $    380
Adjustments to reconcile income to net
cash provided by (used in) operations:
Depreciation and amortization             19        15
Gain of debt forgiveness, principal
     and interest                          0      (290)
Provision for pension withdrawal
                            liability      0        36
Changes in operating assets
  and liabilities:
Accounts and installments receivables   (277)     (244)
Inventories                              (94)   (1,036)
Prepaid expenses and other current
                              assets     (13)       22
Deferred tax asset                       (67)        0
Other assets                              (2)        0
Accounts payable and other accrued
  liabilities                            160       658
Accrued payroll and payroll taxes        105        48
Billings in excess of estimated
revenues                                  41       830
Net cash provided by operating
                       activities         22       419
Investing activities:
Acquisition of equipment                  (8)      (26)
Cash used in investing activities         (8)      (26)
Financing activities:
Payments of note payable - bank
                        and debt         (14)     (213)
Cash used in financing activities        (14)     (213)
Net increase (decrease) in cash
            and cash equivalents            0       180
Cash and cash equivalents, beginning
                          of year       223       842
Cash and cash equivalents,
                  end of period        $  223   $ 1,022
Supplemental disclosure of cash flow information:
Interest paid                          $     4   $     6
Income taxes paid                      $    14   $    28


 Note 1:
Summary of Accounting Policies:The financial information enclosed herewith as at March 31, 1996 and for the three months ended March 31, 1995 is unaudited, and, in the opinion of the Company, reflects all adjustments (which included only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1996, the changes in cash flow for the three months ended March 31, 1996 and 1995 and the results of operation for these periods.This quarterly report should be read in conjunction with the Company's 1995 Annual Report and the March 31, 1996 Management's Discussion and Analysis of Financial Condition and Results of Operations.
Note 2:
Results of Operations:
The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Note 3:Financial Condition and Results of Operation:As shown in the accompanying consolidated financial statements, the Company has earned net income for the quarters March 31, 1996 and 1995, respectively, from operations, which has resulted in an improvement in the Company's financial position. Significant Obligation:
As discussed in Note 4, with the cessation of its manufacturing operations at the Union, New Jersey, facility, the Company received a notification for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of approximately $502,000. The Company has engaged counsel to advise it with respect to this matter. The Company met with a representative of the pension plan and has made a proposal to the Fund for extended terms and a reduction of the principal. Failure to reach an accord will have a material adverse effect on the Company.
Note 4:
Restructuring:
The Company in February, 1993, ceased manufacturing operations at its Union, New Jersey, facility. The Company's operations now consist of manufacturing, through its wholly owned subsidiary, diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware, the servicing and installation of environmental equipment, and earning license and technology fees and rental income.During the fourth quarter of 1993, the Company received a demand from the Sheet Metal Workers' National Pension Fund (the "Fund") for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of approximately $530,000, to be paid in quarterly payments starting in January, 1994. The Company engaged counsel to advise it in these matters and made a provision for this amount in the 1993 Consolidated Financial Statements. The Company failed to make the first payment when due in January 1994. In March 1994, the Company received notice that they were in default. In May 1994, the Company proposed, through counsel, an amount significantly less than the original amount. In June 1994, the Company received notification from the Fund rejecting the Company's offer. In November 1994, the Company proposed, through counsel, a modified offer significantly less than the total demanded, along with a significantly less periodic payment. In December 1994, the Company received from the Fund a modified calculation of the withdrawal liability in the amount of approximately $502,000. On May 31, 1995, the Company received a rejection of its proposals. On December 7, 1995, the Company was served with a Complaint of Civil Action filed in the U.S. District Court, Eastern District of Virginia, by the Fund, demanding payment of past-due installments of withdrawal liability (aggregating $271,034 at the date of the Complaint), plus interest on overdue installments, statutory liquidated damages, attorneys' fees and injunctive relief requiring payment of future quarterly withdrawal installments and in the alternative immediate payment of the entire withdrawal liability plus accrued interest, statutory liquidated damages and attorneys' fees.In February 1996, the Company filed an Answer and Affirmative Defense to the action. The Company and its counsel are having discussions with representatives of the Fund in an attempt to reduce the amount of the liability and agree to an installment payment schedule. At March 31, 1996, the Company had in reserve $581,000 with respect to a possible liability to the Fund.In the expectation that an agreement can be arrived at with the Fund to pay the obligation in installments, the amount reserved has been classified as being current and non-current (see Note 4).The Company is not in a position to make immediate payment of the entire amount or a significant portion of the entire amount demanded by the Fund in the Complaint. If the Company is required to make immediate payment of the entire amount or of the past-due installments alleged to be due, it would have a material adverse effect on the Company.The Company reported net income of $150,000 and $380,000 for the three month period ended March 31, 1996 and 1995, respectively.
Note 5:
License agreement:Concurrent with the Company's announcement to discontinue manufacturing at the Union Facility, the Company entered into a six-year licensing agreement (expiring December
1998) with a privately owned manufacturer (the "Licensee") of environmental conditioning equipment. The terms of the agreement, among others, provide for: the Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products; the Company to perform all servicing and installation of the aforementioned equipment. In addition, the Company entered into a four-year consulting agreement with the Licensee whereby, for an annual fee of $120,000, expiring December 31, 1996, the Company will make the services of the Company's president available to the Licensee for a specified period of time.For the first quarter of 1996 and 1995, the Company earned License fees of approximately $111,200 and $87,300, respectively, and $1,092,000 since inception. Net revenue for 1996 and 1995 includes consulting revenue of $30,000.
Note 6:
Accounts receivable:
Accounts receivable consist of the following:

                                    March 31,
                                     1996
                               (In thousands
                                of dollars)
 Accounts receivable, billed     $ 1,920
 Due from Licensee, net              108
                                   2,028
 Allowance for doubtful accounts     (28)
       Totals                    $ 2,000
At March 31, 1996, sales recognized on the percentage of completion method approximated $1,788,800.
Note 7:
Inventories:
Inventories consist of the following:
                                               March 31,

                                                 1996
                                            (In thousands
                                             of dollars)



 Raw Materials                                $   660
 Work in process                                   55
Totals                                            715
Less: Provision for write-downs to estimated
realizable value                                  310
Totals                                        $   405
Accumulated costs on long-term contracts recognized by the
percentage of completion method (see Note 6) were approximately
$1,600,000.
Note 8:
Property and Equipment:
Property and equipment, which is stated at cost, is summarized as follows at March 31, 1996:
                                          March 31,
                                            1996
                                      (In thousands
                                       of dollars)

     Property (see below)             $     0
     Equipment                          1,272
     Equipment under capital leases       324
                                        1,596

     Accumulated depreciation          (1,296)
     Total equipment - net            $   300
On December 12, 1994, in accordance with a Settlement Agreement, the Company conveyed to First Fidelity Bank, N.A. (the "Bank") the title to all real estate located in Union, New Jersey, with a net book value of approximately $340,000 net of accumulated depreciation (see Note 9).In conjunction with the conveyance of the property, the Company entered into a Use and Occupancy Agreement for approximately 10,500 square feet of space at an annual rental of $50,000 and 25% of building operating costs (excluding real estate taxes), which was terminated on December 14, 1995. On that date the Company entered into a three-year
lease with the new owner of  the property    for approximately
10,500 square feet at an annual rental of $70,000. On January 12, 1996, the Company and the new owners entered an amendment to the lease for an additional 8,000 square feet of space at an annual rental of $20,000, occupancy not to take effect until July 1996. Rent totaled $17,500 and $12,500 for the quarter ended March 31, 1996 and 1995, respectively.In addition, the Company leases certain equipment for use in its operations under capital leases. Property and equipment at March 31, 1996, included capital leases of $324,000 and related accumulated depreciation of $116,000.At March 31, 1996, the aggregate minimum rental commitments under non-cancelable leases for the period shown are as follows:
              Year       Capital Leases     Operating Leases
                        (In thousands of dollars)
              1996         $   64             $   52
              1997             51                 90
              1998             51                 90
              1999             50                  0
              2000             30                  0
        Total              $  246             $  232
Less imputed interest          32
Present value of net
lease payments             $  214
Less current installments      55
Long-term debt obligation
at March 31, 1996          $  159
Imputed interest was calculated using rates between 7.06% - 9.76%
Note 9:
Debt:
Debt  maturing  within  one  year consists of  the  following  at
March 31,
                                           1996      1995
                                       (In thousands
                                                    of dollars)


   Notes payable - bank                    $   0   $  377
   Current portion of capital leases          55        0
   Current portion of pension obligation     179        0
    (see Note 4)
   Total                                  $  234   $  377
The Company was indebted to the Bank in the amount of $1,020,000 principal at June 30, 1994, pursuant to a line of credit agreement evidenced by a promissory note (the "Term Note"), the maturity date of which had been extended from time to time. The Company was also indebted to the Bank in the amount of $2,480,474 principal pursuant to a mortgage loan secured by the Company's real property in Union, New Jersey. The Bank also had a security interest in substantially all of the Company's other assets.The Company and the Bank entered into a Settlement Agreement as at December 12, 1994, in which the Company conveyed the title to the real estate located in Union, for a credit of $1,800,000 against the total indebtedness of $3,758,663, the remaining balance of $1,958,663 was converted to a non-interest Note due September 30, 1995, in the amount of $800,000, payable $200,000 in December, 1994, and the balance of $600,000 due in nine monthly non-interest-bearing amounts of $66,667, and forgiveness of debt of $1,158,663. The security interest held by the bank in substantially all the Company's assets remained in effect until 93 days after the date of the last payment. The Company made the payments due during the first quarter of 1995 and recognized forgiveness of $289,666.Long-term debt consists of the following at March 31,

                                   1996
                             (In thousands
                              of dollars)
Capital lease obligations      $  214
Multi-employer pension
obligation (see Note 4)           581
Total long-term debt including
current maturities                795
Less:  current maturities         234
Total long-term debt           $  561
Long-term liabilities consist of capital leases entered into for equipment of $194,000 in 1995, and the long-term portion of the multi-employer pension fund liability (see Note 3). As stated in
Note 4 of the Notes to Consolidated Financial Statements, the Company has not concluded any agreement with the Fund as to the amount and method of payment of the obligation. The Company has estimated the maturities under the multi-employer pension fund liability to be $153,000--1996; $104,000--1997; $104,000--1998;
$104,000--1999 and $26,000--2000.
Note 10:
Net Revenue:
Product and product-related net revenue includes revenue from the Company's manufacturing operation, license and technology fees and rental income. Service revenue includes revenue from the servicing and installation of equipment and from the services of the Company's president provided to the Licensee (see Note 5). Parts revenue includes revenue from the sale of replacement and spare parts for equipment previously manufactured by the Company as well as equipment now being manufactured by the Licensee and competitors.
Note 11:
Income taxes:
Effective January 1, 1993, the Company has adopted the Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. While management believes that the total deferred tax asset will eventually be fully realized by future operations, as a result of the losses experienced prior to 1994, management recorded a valuation allowance equal to 100% of the deferred tax asset upon adoption of SFAS 109 on January 1, 1993. As a result, the initial adoption of SFAS 109 has no impact on the Company's consolidated financial statements.At March 31, 1996, it was determined that the valuation allowance should be reduced by $13,000. This determination was based primarily on the improvement in the Company's net income during 1996 and 1995.Accordingly, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize these future tax benefits. The changes in the valuation allowance resulted in the recording at March 31, 1996, of an income tax benefit of $13,000.If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. If, however, the Company achieves sufficient profitability to realize all of the deferred tax assets, the valuation allowance will be further reduced and reflected as an income tax benefit in future periods.The components of the net deferred tax asset are as follows at March 31,
                                      1996
                                (In thousands
                                  of dollars)
Deferred tax assets:
Inventory reserve                $   105
Accounts receivable reserve           10
Deferred revenue                      38
Deferred compensation                 10
Deferred pension obligation          197
Tax loss carryforward              1,104
Total deferred tax assets          1,464
Deferred tax liabilities:
Depreciation                          (1)
Valuation allowance                (1,396)
Total additional deferred
tax assets                       $    67
At March 31, 1996 and March 31, 1995, the Company utilized net operating loss carryforwards of $191,000 and $663,000, respectively. The income tax expense results from the federal alternative tax which was allocated as follows:


                                         1996          1995
                                     (In thousands of dollars)
Income before extraordinary item       $  54         $   2
Extraordinary item                         0             4
Current income tax expense                54             6
Deferred income tax benefit              (67)            0
 Net income tax (benefit)              $ (13)         $  6
At March 31, 1996, the Company has available, for tax reporting purposes, net operating loss carryforwards of approximately $3,200,000 which expire through 2008. A reconciliation of income tax provision at federal statutory rate to the income tax
provision at the    effective tax rate as follows:  The effective
rate for 1996 is 34% and for 1995 was 34%.

                                       1996         1995
                                   (In thousands ofdollars)
Income taxes computed at the
federal  statutory rates             $  65       $  120
Federal alternative minimum tax          0            6
State taxes (net of federal benefit)    11           35
Realization of benefits of
tax loss  carryforwards                (22)        (155)
Reduction of valuation allowance       (67)           0
Net income tax (benefit)            $  (13)       $   6

Note 12:
Common stock:
On May 26, 1995, at the annual meeting, a new ten-year incentive stock option plan for officers and key employees was approved and adopted. The plan provided that options could be granted from time to time at a price of not less than 100% of the fair market value of the common stock as of the date of grant for officers and employees who own less than 10% of the voting stock of the
Company   and 110% of fair market value for those officers and
employees who own more than 10% of the voting stock (affiliate employees). Options granted are exercisable immediately and terminate no later than ten years from date of grant (five years from date of grant for affiliate employees). On June 1, 1995, the Board of Directors of the Company granted and issued, to officers and key employees, 155,000 options under the 1995 ten-year incentive stock option plan for officers and key employees. Certain employees with the right to purchase 57,000 shares of stock under the 1991 ten-year incentive stock option plan surrendered all outstanding options.A summary of plan transactions follows:

                                Number of       Option Price
                                 Shares          per Share
Outstanding and exercisable -
January 1, 1995                   57,000    $.31250-$.34375
Outstanding and exercisable -
June 1, 1995                     155,000      $.23437 - $.25781
Canceled                         (57,000)     $.31250 - $.31250
Outstanding and exercisable -
December 31, 1995                155,000      $.23437 - .25781
Outstanding and exercisable -
March 31, 1996                   155,000      $.23437 - $.25781

Note 13:
Commitments and contingencies:
Employment agreement:
In connection with the license agreement which provides for the Company to receive $120,000 annually pursuant to a consulting agreement (see Note 4), the Company entered into a four-year employment agreement with its president which requires a minimum annual salary of $200,000 commencing in 1993.
Lease commitment:
DynaTenn, Inc. (d/b/a "DynaVac"), a wholly-owned subsidiary which manufactures diversified industrial vacuum equipment, leases its facility in Weymouth, Massachusetts under an operating lease on a month-to-month basis. At March 31, 1996 and 1995 rent charged to operations for this facility approximated $16,800 and $17,800, respectively.
Tenney Engineering, Inc. leases its facility in Union, New Jersey under an operating lease which expires in December 1998 (see Note
8).
Contingencies:
The Company is involved in various lawsuits. Other than the one explained in Note 4, all the others are covered by insurance and subject to deductible amounts. Management believes that the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial condition.

Note 14:
Extraordinary item:
Extraordinary item consists of gain on restructuring of debt net
of income taxes.  The Settlement   Agreement also provided for
the forgiveness of debt to be forgiven quarterly when periodic quarterly payments totaling $200,000 were made timely. The
Company during the three months ended   March 31, 1995 made the
required payments totaling $200,000 and recognized forgiveness of $289,666 principal and interest.
                          *   *   *
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Operating revenues continue to be sufficient to cover corporate and associated administrative costs. Working capital and stockholders equity continue to grow due to profitability.
At March 31, 1996 the Company's cash and cash equivalents totaled $223,000 no change from a balance of $223,000 as at December 31, 1995. Net cash provided by operations totaled $22,000 while acquisition of equipment and payment of debt totaled $22,000.
The Company's operations consist of manufacturing through its DynaTenn, Inc. subsidiary (d/b/a "DynaVac") diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware and servicing, refurbishing, upgrading and installing environmental equipment and earning licenses and technology fees and rental income.

Significant obligation:
The Company is not in a position to make immediate payment of the entire amount or a significant portion of the entire amount demanded by the Fund, as discussed fully in Note 4. If the Company is required to make immediate payment of the entire amount or of the past-due installments alleged to be due, it would have a material adverse effect on the Company.

RESULTS OF OPERATIONS
Total net revenue for the three months ended March 31, 1996 of $2,523,000 compares to net revenue of $2,119,000 in the corresponding 1995 period.
Product and product - related net revenue for 1996 and 1995 was $2,141,000 and $1,727,000 respectively.
Service - related revenue of $198,000 for the three months ended March 31, 1996 compares to the first quarter 1995 revenue of $219,000, a decrease of 9%. The decrease is mainly due to the harsh weather conditions in the northeast. Included in the 1996 and 1995 service revenue was revenue from the Licensee's agreement for the use of the Company's president of approximately $30,000, respectively.
Revenue related to the sale of parts totaled $184,000 and $173,000 for the quarters ended March 31, 1996 and 1995, respectively. The increase was due to more parts orders being received and processed.
The Company's order backlog at March 31. 1996, December 31, 1995 and March 31, 1995 was approximately $4,080,000, $3,870,000 and
$4,070,200, respectively. The increase in backlog since March 31, 1995 is due primarily to an increase in backlog at the Company's DynaVac subsidiary.
The total cost of sales as a percentage of net revenue was 74% for the quarter ended March 31, 1996 and compares to 69% for the corresponding 1995 period.
The first quarter 1996 cost of sales percentage of product and product-related sales was 78% and compares to a cost of sales of 72% during 1995. The increase is due to certain fixed overhead costs increasing in 1996.
Service cost of sale as a percentage of sales was 60% and 70% for the 1996 and 1995 quarters, respectively. The decrease in the cost of sales percentage between years was due to the ability to continue to use service resources in productive areas which reduced idle time and lowered the overhead charges.
Cost of sales as a percentage of sales during 1996 for parts was 42% and compares to 42% for the 1995 corresponding period. Selling and administrative expenses for the first quarter of 1996 was $519,000 and compares to expenses of $526,000 in the 1995 period.
Interest expense was $4,000 in 1996 and compares to expense of $44,000 in the 1995 period. The decrease is due to not having interest on the Pension Obligation (see Note 4).
The first quarter net income was $150,000 and $380,000 in 1996 and 1995, respectively. During the first quarter of 1995 the Company recognized an extraordinary item (see Note 9) of $285,000. The Company continues to increase its revenue from operating activities and continues to reduce costs.
PART II - OTHER INFORMATION
Item 6.  Exhibits
(a)(27)   Financial Data Schedule
(b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                       SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   Tenney Engineering, Inc.
                                        (Registrant)
                                      s/Martin Pelman
                      _________________________
                                        Martin Pelman
                                  Vice President, Finance
                                Principal Finance Officer
Dated:  May 10, 1996.