Form 10QSB
period 1996-06-30
TENNEY ENGINEERING INC
filed 1996-08-13
CIK 97184

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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
Yes  X   No

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          Class                     Outstanding at June 30, 1996
Common Stock $.01 par value                     3,685,592

	Transitional Small Business Disclosure Format:
         Yes ____   No   X
TENNEY ENGINEERING, INC.

FORM 10-QSB

QUARTER ENDED JUNE 30, 1996

I N D E X


                                                   							   PAGE

Part I - Financial Information

  Item 1.  Financial Statements

    Consolidated Condensed Balance Sheet - June 30, 1996      3

    Consolidated Condensed Statements of Operations  -
      Three months ended June 30, 1996 and 1995               4

    Consolidated Condensed Statements of Cash Flows -
      Three months ended June 30, 1996 and 1995               5

    Notes to Consolidated Condensed Financial Statements      6

  Item 2.  Management's Discussion and Analysis

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                     18

Part II - Other Information                                   20


TENNEY ENGINEERING, INC.
AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
JUNE 30, 1996
(In thousands of dollars - unaudited)

		ASSETS
Current Assets:
	Cash and cash equivalents                         $   320
	Accounts receivable - net                           2,163
	Current portion of installment note receivables        25
	Inventories                                           627
	Prepaid expenses and other current assets              52
	Deferred tax asset                                    250
		Total Current Assets                               3,437
	Plant and equipment, net                              301
	Installment note receivable, noncurrent portion       293
	Other assets                                          148
		Total Assets                                     $ 4,179

	LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
	Accounts payable and other accrued liabilities    $ 1,762
	Current portion of long-term capital leases            44
	Accrued payroll and payroll taxes                     275
	Billings in excess of estimated revenue on
	  long-term contracts                                 430
	Pension obligation, current portion                    95
		Total Current Liabilities                          2,606

Long-term debt, net of current portion                 635
		Total Liabilities                                  3,241

Commitments and contingencies

Stockholders Equity:
	Preferred stock $.01 par value:
		Authorized 5,000,000 shares
		Issued and outstanding - none
	Common stock $.01 par value:
		Authorized 50,000,000 shares
		Issued 3,694,980 shares                               37
	Additional paid-in-capital	                         2,293
	Retained earnings (deficit) 	                      (1,355)
                                                       975
Less treasury stock, 9,388 shares at cost               37
		Total Stockholders Equity                            938
		Total Liabilities and Stockholders Equity        $ 4,179


See Notes to Consolidated Financial Statements.
TENNEY ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                        (In thousands of dollars -
                                          except per share amounts)

                                  Three Months Ended      Six Months Ended
                                     June 30,                June 30,
                                  1996        1995        1996      1995

Net Revenue:
  Product and product related   $2,383      $2,716       $4,524    $4,443
  Service                          179         276          377       495
  Parts                            171         219          355       392
        Totals                   2,733       3,211        5,256     5,330

Cost of Sales:
  Product and product related    1,826       2,324        3,494      3,560
  Service                          143         167          262        322
  Parts                             57          91          134        163
        Totals                   2,026       2,582        3,890      4,045

Gross Profit                       707         629        1,366      1,285

Selling and administrative
  expenses                         519         435        1,038        961

Income from operations             188         194          328        324

Other expense (income):
  Interest expense                   6          23           10         67
  Other income, net                ( 4)        (12)         ( 5)       (23)
        Totals                       2          11            5         44

Income before income taxes
  and extraordinary items       $  186      $  183       $  323     $  280
Income taxes (benefit)            ( 11)          3         ( 24)         5
Income before extraordinary
 items                             197         180          347        275
Extraordinary item - gain on
  restructuring of debt net of
  income taxes of four thousand
  dollars, and nine thousand
  dollars, respectively            -0-         284         -0-         569

Net Income                     $  197       $  464       $  347     $  844

Income per common share before
  extraordinary item           $ 0.05       $ 0.05       $ 0.09     $ 0.07

Extraordinary item per common
  share                          0.00         0.08         0.00       0.16

Net Income per common share    $ 0.05       $ 0.13       $ 0.09     $ 0.23

Exercise of options would not be dilutative.
See Notes to Consolidated Condensed Financial Statements.
TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(In thousands of dollars - unaudited)

                                                      1996      1995

Operating activities:
  Net income                                        $  347   $   844
  Adjustments to reconcile income to net
   cash provided by (used in) operations:
     Depreciation and amortization                     41         29
     Gain of debt forgiveness, principal
      and interest                                      0       (578)
     Provision for pension withdrawal liability         0         59
  Changes in operating assets and liabilities:
     Accounts and installments receivables           (398)      (635)
     Inventories                                     (316)       (85)
     Prepaid expenses and other current assets         45         23
     Deferred tax asset                              ( 22)         0
     Other assets                                    (  3)         3
     Accounts payable and other accrued
      liabilities                                     244       (218)
     Accrued payroll and payroll taxes                113         48
     Billings in excess of estimated revenues         112        474
  Net cash provided by operating activities           163        (36)

Investing activities:
  Acquisition of equipment                            (31)       (39)
     Cash used in investing activities                (31)       (39)

Financing activities:
  Payments of note payable - bank and debt            (35)      (440)
     Cash used in financing activities                (35)      (440)

Net increase (decrease) in cash and cash
 equivalents                                           97       (515)
Cash and cash equivalents, beginning of year          223        842

Cash and cash equivalents, end of period           $  320    $   327

Supplemental disclosure of cash flow
 information:
   Interest paid                                  $    10   $     6
   Income taxes paid                              $    --   $    28



See Notes to Consolidated Condensed Financial Statements.









Note 1:

Summary of Accounting Policies:

The financial information enclosed herewith as at June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 is unaudited, and, in the opinion of the Company, reflects all adjustments (which included only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 1996, the changes in cash flow for the six months ended June 30, 1996 and 1995 and the results of operation for these periods.

This quarterly report should be read in conjunction with the Company's 1995 Annual Report and the June 30, 1996 Management's Discussion and Analysis of Financial Condition and Results of Operations.


Note 2:

Results of Operations:

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 3:

Financial Condition and Results of Operation:

As shown in the accompanying consolidated financial statements, the Company has earned net income for the six months ended June 30, 1996 and 1995, respectively, from operations, which has resulted in an improvement in the Company's financial position.

Significant Obligation:

As discussed in Note 4, with the cessation of its manufacturing operations at the Union, New Jersey, facility, the Company received a notification for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of approximately $502,000. The Company has engaged counsel to advise it with respect to this matter. The Company met with a representative of the pension plan and has made a proposal to the Fund for extended terms and a reduction of the principal. Failure to reach an accord will have an adverse material effect on the Company.

Note 4:

Restructuring:

The Company in February, 1993, ceased manufacturing operations at its Union, New Jersey, facility. The Company's operations now consist of manufacturing, through its wholly owned subsidiary, diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware, the servicing and installation of environmental equipment, and earning license and technology fees and rental income.

During the fourth quarter of 1993, the Company received a demand from the Sheet Metal Workers' National Pension Fund (the "Fund") for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of approximately $530,000, to be paid in quarterly payments starting in January, 1994. The Company engaged counsel to advise it in these matters and made a provision for this amount in the 1993 Consolidated Financial Statements. The Company failed to make the first payment when due in January 1994. In March 1994, the Company received notice that they were in default. In May 1994, the Company proposed, through counsel, an amount significantly less than the original amount. In June, the Company received notification from the Fund rejecting the Company's offer.

In November 1994, the Company proposed, through counsel, a modified offer significantly less than the total demanded, along with a significantly less periodic payment. In December 1994, the Company received from the Fund a modified calculation of the withdrawal liability in the amount of approximately $502,000. On May 31, 1995, the Company received a rejection of its proposals.

On December 7, 1995, the Company was served with a Complaint of Civil Action filed in the U.S. District Court, Eastern District of Virginia, by the Fund, demanding payment of past-due installments of withdrawal liability (aggregating $271,034 at the date of the Complaint), plus interest on overdue installments, statutory liquidated damages, attorneys' fees and injunctive relief requiring payment of future quarterly withdrawal installments and in the alternative immediate payment of the entire withdrawal liability plus accrued interest, statutory liquidated damages, and attorneys' fees.

In February 1996, the Company filed an Answer and Affirmative Defense to the action. The Company and its counsel are having discussions with representatives of the Fund in an attempt to reduce the amount of the liability and agree to an installment payment schedule. At June 30, 1996, the Company had in reserve $581,000 with respect to a possible liability to the Fund.

In the expectation that an agreement can be arrived at with the Fund to pay the obligation in installments, the amount reserved has been classified as being current and non-current.

The Company is not in a position to make immediate payment of the entire amount or a significant portion of the entire amount demanded by the Fund in the Complaint. If the Company is required to make immediate payment of the entire amount or of the past-due installments alleged to be due, it would have a material adverse effect on the Company.


Note 5:

License agreement:

Concurrent with the Company's announcement to discontinue manufacturing at the Union Facility, the Company entered into a six-year licensing agreement (expiring December 1998) with a privately owned manufacturer (the "Licensee") of environmental conditioning equipment. The terms of the agreement, among others, provide for: the Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products; the Company to perform all servicing and installation of the aforementioned equipment. In addition, the Company entered into a four-year consulting agreement with the Licensee whereby, for an annual fee of $120,000, expiring December 31, 1996, the Company will make the services of the Company's president available to the Licensee for a specified period of time.

For the six months ended June 30, 1996 and 1995, respectively, the Company earned License fees of approximately $222,600 and $192,900. At June 30, 1996 the Company earned License fees of approximately $1,203,700 since inception. Net revenue for the periods ended June 30, 1996 and 1995 includes consulting revenue of $60,000.


Note 6:

Accounts receivable:

Accounts receivable consist of the following:

                                                  June 30,
                                                    1996
                                               (In thousands
                                                 of dollars)
 Accounts receivable, billed                      $ 2,091
 Due from Licensee, net                               100
                                                    2,191
Allowance for doubtful accounts                       (28)

               Totals                             $ 2,163


At June 30, 1996, sales recognized on the percentage of completion method approximated $4,162,000.


Note 7:

Inventories:

Inventories consist of the following:

                                                 June 30,

                                                   1996
                                              (In thousands
                                                of dollars)

    	Raw materials                                $   610
     Work in process                                  327

	          	Totals                                    937

  Less:
     Provision for write-downs to estimated
     realizable value                                 310

	            	Totals                              $   627


Accumulated costs on long-term contracts recognized by the percentage of completion method (see Note 6) were approximately $3,327,000.


Note 8:

Property and Equipment:

Property and equipment, which is stated at cost, is summarized as follows at June 30, 1996:

                                                  June 30,
                                                    1996
                                               (In thousands
                                                 of dollars)
	Property (see below)                         $     0
	Equipment                                        1,295
 Equipment under capital leases                     324
                                                  1,619

             Accumulated depreciation            (1,318)

     	Total equipment - net                     $   301

On December 12, 1994, in accordance with a Settlement Agreement, the Company conveyed to First Fidelity Bank, N.A. (the "Bank") the title to all real estate located in Union, New Jersey, with a net book value of approximately $340,000 net of accumulated depreciation (see Note 9).

In conjunction with the conveyance of the property, the Company  entered into a Use and Occupancy Agreement for approximately 10,500 square feet of space at an annual rental of $50,000 and  25% of building operating costs
(excluding real estate taxes), which was terminated on December 14, 1995.
On that date the Company entered into a three-year lease with the new owner
of the property 	for approximately 10,500 square feet at an annual rental of
$70,000.  On January 12, 1996, the Company and the new owners entered an amendment to the lease for an additional 8,000 square feet of space at an annual rental of $20,000, occupancy not to take effect until July 1996.
Rent totaled $35,000 and $25,000 for the six months ended June 30, 1996 and
1995, respectively.

In addition, the Company leases certain equipment for use in its operations
under capital leases.  	Property and equipment at June 30, 1996, included
capital leases of $324,000 and related accumulated depreciation of $136,000.

At June 30, 1996, the aggregate minimum rental commitments under non-cancelable leases for the period shown are as follows:



              Year       Capital Leases     Operating Leases
                               (In thousands of dollars)

             1996            $   32             $   52
             1997                51                 90
             1998                51                 90
             1999                50                  0
             2000                30                  0

                Total        $  214             $  232

  Less imputed interest          21
  Present value of net
    lease payments           $  193
  Less current installments      44
  Long-term debt obligation
    at June 30, 1996         $  149

Imputed interest was calculated using rates between 7.06% - 9.76%


Note 9:

Debt:

Debt maturing within one year consists of the following at June 30,

                                            1996      1995
                                             (In thousands
                                              of dollars)

Notes payable - bank        		             $   0   $  150
Current portion of capital leases             44        0
Current portion of pension obligation         95        0
  (see Note 4)

	Total           	                        $  139   $  150


The Company was indebted to the Bank in the amount of $1,020,000  principal
at June 30, 1994, 	pursuant to a line of credit agreement evidenced by a
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
$1,158,663. The security interest held by the bank in substantially all the Company's assets remained in effect until 93 days after the date of the last payment. The Company made the payments due during the six month period ended June 30, 1995 and recognized forgiveness of $289,666 for the quarter and $579,333 for the year.

Long-term debt consists of the following at June 30,  1996:

                                                          (In thousands
                                                            of dollars)

	Capital lease obligations                                   $  193
     Multi-employer pension obligation (see Note 4)             581

     	Total long-term debt including
           current maturities                                   774
          Less:  current maturities                             139

           Total long-term debt                              $  635


Long-term liabilities consist of capital leases entered into for equipment of
$194,000 in 1995, and the 	long-term portion of the multi-employer pension
fund liability (see Note 3). As stated in Note 4 of the Notes to Consolidated Financial Statements, the Company has not concluded any agreement with the Fund as to the amount and method of payment of the obligation. The Company has estimated the maturities under the multi-employer pension fund liability to be $95,000--1996; $80,000--1997; $80,000--
1998; $80,000--1999; $80,000--2000 and $56,000--2001.


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

At June, 30 1996, it was determined that the valuation allowance should be reduced by $28,000. This determination was based primarily on the improvement in the Company's net income during 1996 and 1995.

Accordingly, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize these future tax benefits. The changes in the valuation allowance resulted in the recording at June 30, 1996, of an income tax benefit of $24,000.

If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. If, however, the Company achieves sufficient profitability to realize all of the deferred tax assets, the valuation allowance will be further reduced and reflected as an income tax benefit in future periods.

The components of the net deferred tax asset are as follows at June 30,

                                                  1996
                                        					(In thousands
                                               of dollars)
Deferred tax assets:
	Inventory reserve                              $   105
	Accounts receivable reserve                         10
	Deferred revenue                                    38
     Deferred compensation                           10
     Deferred pension obligation                    197
     Tax loss carryforward                        1,016

       Total deferred tax assets                  1,376

Deferred tax liabilities:
	Depreciation                                        (1)

     Valuation allowance                          (1,125)

     Total deferred tax assets                   $   250


At June 30, 1996 and June 30, 1995, the Company utilized net operating loss carryforwards of $408,000 and $1,164,000, respectively.  The income tax expense results from the federal alternative tax which was allocated as follows:
				 			                                    		 1996         	1995
                                            (In thousands of dollars)

	Income before extraordinary item            $   4          $   5
     Extraordinary item                          0              9
       Current income tax expense                4             14

     Deferred income tax benefit              ( 28)             0

       Net income tax (benefit)              $( 24) 	       $  14


At June 30, 1996, the Company has available, for tax reporting purposes, net
operating loss 	carryforwards of approximately $2,988,600 which expire
through 2008.

A reconciliation of income tax provision at federal statutory  rate to the
income tax provision at the	effective tax rate as follows:
The effective rate for 1996 is 34% and for 1995 was 34%.

                                                1996         1995
                                             (In thousands of dollars)

Income taxes computed at the federal
  statutory rates                           	$  152 	       $  266
Federal alternative minimum tax                   4             14
State taxes (net of federal benefit)             27             77
Realization of benefits of tax loss
  carryforwards                                (179)          (343)
Reduction of valuation allowance               ( 28)            0

  Net income tax (benefit)                   $  (24)   	     $  14

Note 12:

Common stock:

On May 24, 1996, at the annual meeting, two amendments to the Restated Certificate of Incorporation of the Company were adopted as follows:
(1) An amendment to provide that the number of shares of the Common Stock the corporation is authorized to issue be increased from 10,000,000 shares to 50,000,000 shares and that the par value of such stock be reduced from $.10 per share to $.01 per share. The amendment further provides that the corporation would be authorized to issue Common Stock in series, in each case at the dicretion of the Board of Directors, without further action by the shareholders unless otherwise required by law or regulation or the rules of any stock exchange on which the corporation's securities may then be listed, and that the Board of Directors may fix the number of shares in each such series and the designation and relatives voting and other rights thereof, and
(2) An amendment to provide that the number of shares of Preferred Stock the corporation is authorized to issue be increased from 1,000,000 shares to 5,000,000 shares, and the par value of such stock be reduced from $1.00 per share to $.01 per share.

At the May 26, 1995, annual meeting, a new ten-year incentive stock option plan for officers and key employees was approved and adopted. The plan provided that options could be granted from time to time at a price of not less than 100% of the fair market value of the common stock as of the date of grant for officers and employees who own less than 10% of the voting stock
of the Company 	and 110% of fair market value for those officers and
employees who own more than 10% of the voting stock (affiliate employees). Options granted are exercisable immediately and terminate no later than ten years from date of grant (five years from date of grant for affiliate employees). On June 1, 1995, the Board of Directors of the Company granted and issued, to officers and key employees, the option to purchase 155,000 shares of common stock under the 1995 ten-year incentive stock option plan for officers and key employees. Certain employees with the right to purchase 57,000 shares of stock under the 1991 ten-year incentive stock option plan surrendered all outstanding options.

A summary of plan transactions follows:
 				                              						Number of    Option Price
                                   					  Shares        per Share
Outstanding and exercisable -
 January 1, 1995                          57,000      $.31250 - $.34375

Outstanding and exercisable -
 June 1, 1995              	            	155,000      $.23437 - $.25781
Canceled                                 (57,000)     $.31250 - $.31250

Outstanding and exercisable -
 December 31, 1995                       155,000      $.23437 - $.25781

Outstanding and exercisable -
 June 30, 1996	 	                      		155,000      $.23437 - $.25781


Note 13:

Commitments and contingencies:

Employment agreement:

In connection with the license agreement which provides for the Company to receive $120,000 annually pursuant to a consulting agreement (see Note 5), the Company entered into a four-year employment agreement with its president which requires a minimum annual salary of $200,000 commencing in 1993.

Lease commitment:

DynaTenn, Inc. (d/b/a "DynaVac"), a wholly-owned subsidiary which manufactures diversified industrial vacuum equipment, leases its facility in Weymouth, Massachusetts under an operating lease on a month-to-month basis. At June 30, 1996 and 1995 rent charged to operations for this facility approximated $35,000, respectively.

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


Note 14:

Extraordinary item:

Extraordinary item consists of gain on restructuring of debt net of income taxes. The Settlement Agreement also provided for the forgiveness of debt to be forgiven quarterly when periodic quarterly payments totaling $200,000 were made timely. The Company during the three months and the six months ended June 30, 1995 made the required payments and recognized forgiveness of $289,666, and $579,332 principal and interest, respectively.


 *   *   *


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Operating revenues continue to be sufficient to cover corporate and associated administrative costs. Working capital and stockholders equity continue to grow due to profitability.

At June 30, 1996 the Company's cash and cash equivalents totaled $320,000 an increase of $97,000 from the balance of $223,000 as at December 31, 1995.
The major sources of cash were operating profit of $347,000 and an increase of $244,000 in accounts payable and other accrued payables, this increase is due to the extending of payment terms by our suppliers. The uses of cash was the increase in receivables of $398,000 due to longer time needed to complete progress billing milestones, and $316,000 of work in process inventory. Net cash provided by operations totaled $163,000 while acquisition of equipment and payment of debt totaled $66,000.

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


RESULTS OF OPERATIONS

Total net revenue for the second quarter and year-to-date period ended June 30, 1996 of $2,733,000 and $5,256,000 compares to net revenue of $3,211,000 and $5,330,000 in the corresponding 1995 period.

Product and product-related net revenue for the second quarter and year-to-date periods ended June 30, 1996 was $2,383,000, and $4,524,000, respectively, and compares to 1995 revenue of $2,716,000 and $4,443,000 in the corresponding periods, respectively. The change is due to the amount of revenue recognized under the percentage of completion for long-term projects that were being worked on in our DynaVac subsidiary.

Service-related revenue of $179,000 for the second quarter and $377,000 for the year-to-date period ended June 30, 1996, compare to the same periods in 1995 of revenue of $276,000, and $495,000, respectively, a decrease of 35% and 24%. The decrease is due to both the harsh weather conditions in the northeast, and the use of service personnel in the refurbishing of used equipment, which is classified in product and product related sales. Included in the six months ended June 30, 1996 and 1995 service revenue from the Licensee's agreement for the services of the Company's president of approximately 60,000, respectively.

Revenue related to the sale of parts totaled $171,000 and $355,000 for the second quarter and year-to-date periods ended June 30, 1996, respectively. For the second quarter and year-to-date periods ended June 30, 1995, revenue related to the sale of parts was $219,000 and $392,000, respectively. The decrease was due to the relocation of the warehouse, at our Union, New Jersey facility, during the second quarter of 1996.

The Company's order backlog at June 30, 1996, December 31, 1995 and June 30, 1995 was approximately $5,059,000, $3,870,000 and $1,371,890, respectively.
The increase in backlog since June 30, 1995 is due primarily to an increase in backlog at the Company's DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 74% for the second quarter and year-to-date periods ended June 30, 1996, and compares to 80% and 76% for the corresponding 1995 periods.

The second quarter and year-to-date periods ended June 30, 1996 cost of sales percentage of product and product-related sales was 76% and 77% and compares to a cost of sales of 85% and 80% during same periods in 1995. The decrease is due to utilizing manpower more efficiently and controlling overhead costs.

Service cost of sale as a percentage of sales was 80% and 69% for the 1996 second quarter and year-to-date periods ended June 30. This compares to 60% and 65% for 1995 periods ended June 30, 1995. The increase in the cost of sales percentage between years was due to the idle time created by first quarter adverse weather and the relocation of the warehouse.

Cost of sales as a percentage of sales for the second quarter and year-to-date period ended June 30, 1996 for parts was 33% and 39%, respectively, and compares to 41% and 42% for the 1995 corresponding periods. The decrease is due to the sales mix of parts sold.

Selling and administrative expenses for the second quarter and year-to-date for the period ended June 30, 1996 was $519,000, and $1,038,000 and compares to expenses of $435,000 and $961,000 in the 1995 periods. The increase was due to the increase in payroll costs.

Interest expense was $6,000 and $10,000, respectively, for the second quarter and year-to-date period ended June 30, 1996 and compares to expense of $23,000 and $67,000, respectively in the 1995 periods. The decrease is due to not accruing interest on the Pension Obligation (see Note 4).

The second quarter and year-to-date periods ended June 30, 1996 net income was $197,000 and $347,000, respectively, and compares to $464,000 and $844,000 for the corresponding periods ended June 30, 1995. During the second quarter and year-to-date of 1995 the Company recognized an extraordinary item (see Note 9) of $284,000 and $569,000, respectively.




PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)(27)	Financial Data Schedule

(b)		No reports on Form 8-K were filed during the quarter ended June 30, 1996.





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							Tenney Engineering, Inc.
								(Registrant)



                           						     s/Martin Pelman

							Martin Pelman
							Vice President, Finance
							Principal Finance Officer



Dated:  August 13, 1996.





26TENNEY ENGINEERING, INC.AND SUBSIDIARIESNOTES TO CONSOLIDATED FINANCIAL STATEMENTS