Form 10QSB
period 1996-09-30
TENNEY ENGINEERING INC
filed 1996-11-07
CIK 97184

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________ to
___________

Commission File Number  1-4142

TENNEY ENGINEERING, INC.
(Exact name of small business issuer as
specified in its charter)

           NEW JERSEY             22-1323920
(State or other jurisdiction of (IRS Employer incorporation or organization) Identification No.)

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
     Class         Outstanding at September 30, 1996
Common Stock $.01 par value      3,695,592

   Transitional Small Business Disclosure Format:
         Yes ____   No   X
TENNEY ENGINEERING, INC.

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 1996

I N D E X



                                                  PAGE

Part I - Financial Information

Item 1.  Financial Statements

Consolidated Condensed Balance Sheet -
 September 30, 1996                                  3

Consolidated Condensed Statements of Operations -
 Three and nine months ended September 30,
 1996 and 1995                                       4

Consolidated Condensed Statements of Cash Flows -
Nine months ended September 30, 1996 and 1995        5

Notes to Consolidated Condensed Financial
 Statements                                          6

Item 2.  Management's Discussion and Analysis

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                19


Part II - Other Information                         21




TENNEY ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 30, 1996
(In thousands of dollars - unaudited)

        ASSETS
Current Assets:
   Cash and cash equivalents                  $    120
   Accounts receivable - net                     2,119
   Current portion of installment note
    receivables                                     25
   Inventories                                     618
   Prepaid expenses and other current assets        54
   Deferred tax asset                              259
        Total Current Assets                     3,195
   Plant and equipment, net                        320
   Installment note receivable, noncurrent
    portion                                        290
   Other assets                                    183
        Total Assets                           $ 3,988

   LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
   Note Payable - Bank                             245
   Accounts payable and other accrued
    liabilities                                  1,360
   Current portion of long-term capital
    leases                                          38
   Accrued payroll and payroll taxes               260
   Billings in excess of estimated revenue
    on long-term contracts                         442
   Pension obligation, current portion              79
        Total Current Liabilities                2,424

Long-term debt, net of current portion             558
        Total Liabilities                        2,982

Commitments and contingencies

Stockholders Equity:
   Preferred stock $.01 par value:
         Authorized 5,000,000 shares
         Issued and outstanding - none
   Common stock $.01 par value:
         Authorized 50,000,000 shares
         Issued 3,704,980 shares                    37
   Additional paid-in-capital                    2,295
   Retained earnings (deficit)                  (1,289)
                                                 1,043
Less treasury stock, 9,388 shares at cost           37
   Total Stockholders Equity                     1,006
   Total Liabilities and Stockholders Equity   $ 3,988

See Notes to Consolidated Financial Statements.

TENNEY ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
                       (In thousands of dollars -
                         except per share amounts)
                  Three Months Ended  Nine Months Ended

                     September 30,        September 30,
                    1996      1995       1996     1995
Net Revenue:
Product and
 product related  $1,738    $1,523     $6,262   $5,966
Service              304       264        681      669
Parts                140       160        495      642
   Totals          2,182     1,947      7,438    7,277


Cost of Sales:
Product and
 product related   1,528     1,066      5,022    4,626
Service              197       187        459      509
Parts                 60        67        194      230
   Totals          1,785     1,320      5,675    5,365

Gross Profit         397       627      1,763    1,912

Selling and
 administrative
 expenses            328       394      1,366    1,355

Income from
 operations           69       233        397      557

Other expense
 (income):
 Interest expense      6        24         16       91
 Other income, net   ( 0)      ( 4)       ( 5)     (27)
    Totals             6        20         11       64

Income before
 income taxes and
 extraordinary items  63       213        386      493
Income taxes
 (benefit)           ( 3)        3       ( 27)       8
Income before
 extraordinary
 items                66       210        413      485
Extraordinary item -
 gain on restructuring
 of debt net of income
 taxes of $4,000.00
 and $9,000.00,
 respectively        -0-       286        -0-      855

Net Income        $   66    $  496     $  413   $1,340

Income per common
 share before
 extraordinary
 item             $ 0.02    $ 0.06     $ 0.11   $ 0.13

Extraordinary item
 per common
 share              0.00      0.07       0.00     0.23

Net Income per
 common share     $ 0.02    $ 0.13     $ 0.11   $ 0.36



Exercise of options would not be dilutative.
See Notes to Consolidated Condensed Financial
Statements.

TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(In thousands of dollars - unaudited)

                                      1996       1995
Operating activities:
  Net income                        $  413    $ 1,340
  Adjustments to reconcile
   income to net cash provided
   by (used in) operations:
     Depreciation and amortization      62         42
     Gain of debt forgiveness,
      principal and interest           -0-       (855)
     Provision for bad debts           -0-         43
     Provision for pension withdrawal
      liability                        -0-         79
  Changes in operating assets and
   liabilities:
     Accounts and installments
      receivables                     (351)      (485)
     Inventories                      (307)        72
     Prepaid expenses and other
      current assets                    43         68
     Other assets                      (38)         3
     Deferred tax asset                (31)       -0-
     Accounts payable and other
      accrued liabilities             (292)      (257)
     Accrued payroll and payroll
      taxes                             98         34
     Billings in excess of
      estimated revenues               124       (182)
  Net cash used in operating
    activities                        (279)       (98)

Investing activities:
  Acquisition of equipment             (71)       (97)
    Cash used in investing activities  (71)       (97)

Financing activities:
  Issuance and (Payments) of
   note payable - bank and debt        245       (579)
  Exercise of Stock Options and
   Issuance of Common Stock              2        -0-
     Cash provided (used in) financing
       activities                      247       (579)

Net decrease in cash and cash
  equivalents                         (103)      (774)
Cash and cash equivalents, beginning
  of year                              223        842

Cash and cash equivalents, end
  of period                         $  120      $  68

Supplemental disclosure of cash flow
 information:
   Interest paid                    $   16      $   6
   Income taxes paid                $  -0-      $  28

See Notes to Consolidated Condensed Financial
Statements.


Note 1:

Summary of Accounting Policies:

The financial information enclosed herewith as at September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 is unaudited, and, in the opinion of the Company, reflects all adjustments
(which included only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1996, the changes in cash flow for the nine months ended September 30, 1996 and 1995 and the results of operation for these periods.

This quarterly report should be read in conjunction with the Company's 1995 Annual Report and the September
30, 1996 Management's Discussion and Analysis of
Financial Condition and Results of Operations.


Note 2:

Results of Operations:

The results of operations for the nine months ended
September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 3:

Financial Condition and Results of Operation:

As shown in the accompanying consolidated financial statements, the Company has earned net income for the nine months ended September 30, 1996 and 1995, respectively, from operations, which has resulted in an improvement in the Company's financial position.

Note 4:

Pension Obligation:

Tenney Engineering, Inc. (the "Company") formerly had employees who were members of a union and the Company contributed to a multi-employer pension plan for such employees in accordance with a collective bargaining agreement based on monthly hours worked. Due to the cessation of manufacturing operations at the Company's
Union, New Jersey manufacturing plant, the Company ceased being a participant in the multi-employer pension plan in February 1993. Under the Multi-Employer Pension Plan Amendments Act of 1980, the
Company may, under certain circumstances, become subject to liabilities in excess of contributions made under its collective bargaining agreement.

During the fourth quarter of 1993, the Company received a letter from the Trustees of the Sheet Metal Workers
National Pension Fund ("Plan Trustees") alleging
$529,743.28, principal, due as withdrawal liability.
Payments may be made in installment with interest and the Plan Trustees demanded 18 quarterly payments of $33,879.28 and a final payment of $32,797.59, with the initial payment to be made by January 19, 1994. The
Company made a provision for this liability in its 1993
Consolidated Financial Statements. The Plan Trustees' demand also stated that the amount due was subject to adjustment for performance of the Plan during 1992.

The Company did not make the January 19, 1994 payment.
In December 1994 the Company received from the Plan
Trustees a modified calculation reducing the withdrawal liability to $502,665 principal amount. The Plan
Trustees demanded payment of sixteen quarterly installments of $33,879.28 commencing January 19, 1994 and a seventeenth payment of $29,151.09.

The Company did not make any such payments.

On December 7, 1995 the Company was served with a Summons and Complaint in an action filed in the U.S.
District Court for the Eastern District of Virginia,
Alexandria Division (Case Number 95-1609A) by the Plan
Trustees ("Plaintiff"). A copy of the Complaint was filed as Exhibit 99 to a report on Form 8-K for an event occurring December 7, 1995 and reference is made to the Complaint itself for the terms thereof and the relief demanded by the Plaintiff.

The Company has negotiated with the Plan Trustees the amount of the liability and an installment payment schedule.

On September 6, 1996, the Company agreed to a settlement of the matter proposed by the Plan Trustees and it executed a Settlement Agreement (the
"Agreement"). Among other matters, the Agreement provides that the Company shall pay the Plan Trustees
$720,090.49 (the "Settled Amount") on account of the withdrawal liability, statutory interest and counsel fees, provided, however, that if the Company pays to Plaintiff $397,330 plus interest scheduled to be paid
$75,000 on or before September 13, 1996 and sixty (60) monthly payments of $6,613.09 over a five (5) year period commencing October 1, 1996, the Plan Trustees will accept such reduced amount in full satisfaction of the withdrawal liability. The Agreement contains various representations and warranties by the Company.
In the event that the Company does not make timely payments or otherwise defaults under the Agreement, the Settled Amount will be due to the Plan Trustees. The
Company made the September 13, 1996 payment of $75,000.00 and prepaid the October 1, 1996 payment of $6,613.09.

In conjunction with the Agreement, the Company has executed a confession of judgment for the Settled
Amount in the form annexed to the Agreement, which may be filed by the Plan Trustees in the event the Company fails to make timely payments or otherwise defaults under the Agreement.

At September 30, 1996, the Company had in reserve on its balance sheet the amount of $466,711. for the withdrawal liability to the Plan Trustees. The analysis of the liability account is as follows:

Beginning Reserve-June 30, 1996       $581,835
September 13, 1996 Payment to
 Plan Trustees                        ( 75,000)
September 30, 1996 Prepayment of
 October 1, 1996 Scheduled payment    (  6,613)
Settlement Expenses                   ( 33,511)
  Balance September 30, 1996          $466,711

Payments to the Plan Trustees, and related expenses under the Agreement, will be charged against this reserve when made. If the Company does not default and if all payments are made in accordance with the provisions of the Agreement, any balance in the reserve will be recognized as forgiveness of indebtedness when payments are completed.

In the event that payments to the Plan Trustees are not timely made or in the event of any other default under the Agreement, the Plan Trustees may enter judgment against the Company for the Settled Amount less any payments made and the Company could owe to the Plan
Trustees an amount in excess of the amount reserved for the withdrawal liability.


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

For the nine months ended September 30, 1996 and 1995, respectively, the Company has earned License fees of approximately $344,087 and $275,100. At September 30,
1996 the Company earned License fees of approximately
$1,324,500 since inception. Net revenue for the periods ended September 30, 1996 and 1995 includes consulting revenue of $90,000.


Note 6:

Accounts receivable:

Accounts receivable consist of the following:





                                   September 30,
                                       1996

                                   (In thousands
                                     of dollars)

Accounts receivable, billed            $ 2,114
Due from Licensee, net                      33
                                         2,147
Allowance for doubtful accounts            (28)


             Totals                    $ 2,119



At September 30, 1996, sales recognized on the percentage of completion method approximated
$5,781,000.


Note 7:

Inventories:

Inventories consist of the following:

                                 September 30,
                                     1996
                                (In thousands
                                  of dollars)

   Raw materials                  $   651
   Work in process                    277

           Totals                     928

   Less:
      Provision for write-downs
      to estimated realizable value   310

           Totals                 $   618


Accumulated costs on long-term contracts recognized by the percentage of completion method (see Note 6) were approximately $4,773,000.


Note 8:

Property and Equipment:

Property and equipment, which is stated at cost, is summarized as follows at September 30, 1996:

                                   September 30, 1996
                                      (In thousands
                                        of dollars)

Property (see below)                    $   -0-
Equipment                                 1,305

Equipment under capital leases              354
                                          1,659

Accumulated depreciation                 (1,339)

     Total equipment - net              $   320




On December 12, 1994, in accordance with a Settlement
Agreement, the Company conveyed to First Fidelity Bank,
N.A. the title to all real estate located in Union, New
Jersey, with a net book value of approximately $340,000 net of accumulated depreciation.

In conjunction with the conveyance of the property, the Company entered into a Use and Occupancy Agreement for approximately 10,500 square feet of space at an annual rental of $50,000 and 25% of building operating costs
(excluding real estate taxes), which was terminated on December 14, 1995. On that date the Company entered into a three-year lease with the new owner of the property for approximately 10,500 square feet at an annual rental of $70,000. On January 12, 1996, the
Company and the new owners entered an amendment to the lease for an additional 8,000 square feet of space at an annual rental of $20,000, occupancy not to take effect until July 1996. Rent totaled $61,011 and $37,500 for the nine months ended September 30, 1996 and 1995, respectively.

In addition, the Company leases certain equipment for use in its operations under capital leases. Property and equipment at September 30, 1996, included capital leases of $354,500 and related accumulated depreciation of $151,000.

At September 30, 1996, the aggregate minimum rental commitments under non-cancelable leases for the period shown are as follows:


   Year      Capital Leases     Operating Leases
                  (In thousands of dollars)


   1996            $   17             $   26
   1997                57                 90
   1998                57                 90
   1999                57                 -0-
   2000                36                 -0-

   Total           $  224             $  206

Less imputed interest  15
Present value of net
  lease payment    $  209
Less current
  installments         38
Long-term debt
  obligation at
  September 30,
  1996             $  171

Imputed interest was calculated using rates between 7.06% - 9.76%


Note 9:

Debt:

Debt maturing within one year consists of the following at
September 30,



                               1996      1995
                               (In thousands
                                 of dollars)




Notes payable - bank          $ 245     $ -0-
Current portion of capital
  leases                         38        11
Current portion of pension
  obligation                     79       581
  (see Note 4)
   Total                      $ 362     $ 592


The Company and Summit Bank (the "Bank") on September
12, 1996 entered into a Loan and Security agreement for a $300,000 revolving line of credit, interest at 2% above the prime lending rate (10.25% at September 30, 1996), evidenced by a promissory note (the "Term
Note"), which expires on May 31, 1997. The Bank was granted a security interest in substantially all the Company's assets. In addition, there were certain financial covenants; as at September 30, 1996, the Company was in compliance with these financial covenants. At September 30, 1996 the Company borrowed
$245,000 under the line of credit.

The Company and First Fidelity Bank N.A. entered into a
Settlement Agreement as at December 12, 1994, in which the Company conveyed the title to the real estate located in Union, for a credit of $1,800,000 against the total indebtedness of $3,758,663, the remaining balance of $1,958,663 was converted to a non-interest
Note due September 30, 1995, in the amount of $800,000, payable $200,000 in December, 1994, and the balance of $600,000 due in nine monthly non-interest-bearing amounts of $66,667, and forgiveness of debt of $1,158,663. The security interest held by the bank in substantially all the Company's assets remained in effect until 93 days after the date of the last payment. The Company made all payments due during the nine month period ended September 30, 1995 and recognized forgiveness of $289,666 for the quarter and $869,999 for the year.


Long-term debt consists of the following at September
30,


                                      1996
                                 (In thousands
                                   of dollars)

   Capital lease obligations         $ 209
   Multi-employer pension
     obligation (see Note 4)           466

        Total long-term debt
          including current
          maturities                   675
          Less:  current
          maturities                   117

          Total long-term debt       $ 558


Long-term liabilities consist of capital leases entered into for equipment of $194,000 in 1995, and 30,500 in 1996, and the long-term portion of the multi-employer pension fund liability. As stated in Note 4 of the Notes to Consolidated Financial Statements, the maturities under the multi-employer pension fund liability is as follows:

                       1996 -- $13,200
                       1997 -- $80,000
                       1998 -- $80,000
                       1999 -- $80,000
                       2000 -- $80,000
                       2001 -- $56,000


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

At September, 30 1996, it was determined that the valuation allowance should be reduced by $31,000. This determination was based primarily on the improvement in the Company's net income during 1996 and 1995.

Accordingly, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize these future tax benefits.
The changes in the valuation allowance resulted in the recording at September 30, 1996, of an income tax benefit of $27,000.

If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense.
If, however, the Company achieves sufficient profitability to realize all of the deferred tax assets, the valuation allowance will be further reduced and reflected as an income tax benefit in future periods.

The components of the net deferred tax asset are as follows at September 30,




                                           1996
                                        (In thousands
                                          of dollars)
Deferred tax assets:
   Inventory reserve                       $   105
   Accounts receivable reserve                  13
   Deferred revenue                            259
   Deferred compensation                        41
   Deferred pension obligation                 197
   Tax loss carryforward                     1,020

      Total deferred tax assets              1,635

Deferred tax liabilities:
   Depreciation                                 (3)

     Valuation allowance                    (1,373)

     Total deferred tax assets              $  259


At September 30, 1996 and September 30, 1995, the
Company utilized net operating loss carryforwards of $410,000 and $771,000, respectively. The income tax expense results from the federal alternative tax which was allocated as follows:


                                 1996        1995
                            (In thousands of dollars)

   Income before
     extraordinary item         $   4       $   8
     Extraordinary item            -0-         14
       Current income
       tax expense                  4          22

     Deferred income tax
       benefit                   ( 31)         -0-

       Net income tax
       (benefit)                $( 27)      $  22


At September 30, 1996, the Company has available, for tax reporting purposes, net operating loss carryforwards of approximately $3,000,000 which expire through 2008.

A reconciliation of income tax provision at federal statutory rate to the income tax provision at the effective tax rate as follows: The effective rate for 1996 is 34% and for 1995 was 34%.



                                    1996        1995
                             (In thousands of dollars)

Income taxes computed at
 the federal statutory rates      $ 139       $ 422
Federal alternative minimum tax       4          22
State taxes (net of federal benefit) 35         122
Realization of benefits of
 tax loss carryforwards            (174)       (544)
Reduction of valuation
 allowance                         ( 31)        -0-

  Net income tax (benefit)        $( 27)      $  22


Note 12:

Common stock:

On August 15, 1996, the Board of Directors of the
Company granted and issued, to officers and key employees, the option to purchase 145,000 shares of the common stock under the 1995 ten-year incentive stock option plan for officers and key employees. On May 24, 1996, at the annual meeting, two amendments to the Restated Certificate of Incorporation of the Company were adopted as follows: (1) An amendment to provide that the number of shares of the Common Stock the corporation is authorized to issue be increased from 10,000,000 shares to 50,000,000 shares and that the par value of such stock be reduced from $.10 per share to $.01 per share. The amendment further provides that the corporation would be authorized to issue Common
Stock in series, in each case at the discretion of the Board of Directors, without further action by the shareholders unless otherwise required by law or regulation or the rules of any stock exchange on which the corporation's securities may then be listed, and that the Board of Directors may fix the number of shares in each such series and the designation and relatives voting and other rights thereof, and (2) An amendment to provide that the number of shares of Preferred Stock the corporation is authorized to issue be increased from 1,000,000 shares to 5,000,000 shares, and the par value of such stock be reduced from $1.00 per share to $.01 per share.

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

A summary of plan transactions follows:


                    Number of        Option Price
                     Shares            per Share
Outstanding and
exercisable -
January 1, 1995      57,000         $.31250 - $.34375

Granted             155,000         $.23437 - $.25781
Canceled            (57,000)        $.31250 - $.31250

Outstanding and
exercisable -
December 31, 1995   155,000         $.23437 - $.25781

Granted             145,000         $.85937 - $.94530
Exercised           (10,000)             $.23437

Total Outstanding
and exercisable -
September 30, 1996  290,000        $.23437 - $.94530


Note 13:

Commitments and contingencies:

Employment agreement:

In connection with the license agreement which provides for the Company to receive $120,000 annually pursuant to a consulting agreement (see Note 5), the Company entered into a four-year employment agreement with its president which requires a minimum annual salary of $200,000 commencing in 1993.

Lease commitment:

DynaTenn, Inc. (d/b/a "DynaVac"), a wholly-owned subsidiary which manufactures diversified industrial vacuum equipment, leases its facility in Weymouth, Massachusetts under an operating lease on a month-to-month basis. At September 30, 1996 and 1995 rent charged to operations for this facility approximated $46,250, and $51,875, respectively.

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


Note 14:

Extraordinary item:

Extraordinary item consists of gain on restructuring of
debt net of income taxes.  The Settlement Agreement
(see Note 9) also provided for the forgiveness of debt
to be forgiven quarterly when periodic   quarterly
payments totaling $200,000 were made timely.  The
Company during the three months and the six months ended June 30, 1995 made the required payments and recognized forgiveness of $289,666, and $579,332 principal and interest, respectively.


 *   *   *


MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Operating revenues continue to be sufficient to cover corporate and associated administrative costs. Working capital and stockholders equity continue to grow due to profitability.

At September 30, 1996 the Company's cash and cash equivalents totaled $120,000 a decrease of $103,000 from the balance of $223,000 as at December 31, 1995.
The major sources of cash were operating profit of $413,000 and an increase of $245,000 in short term bank borrowing (see Note 9), and an increase of $124,000 in billings in excess of estimated revenues. The uses of cash was the increase in receivables of $351,000 due to longer time needed to complete progress billing milestones, and $307,000, of work-in-process inventory, and payments of $292,000 of accounts payable. Net cash used by operations totaled $279,000 while acquisition of equipment and financing activities totaled net
$176,000.

The Company's operations consist of manufacturing through its DynaTenn, Inc. subsidiary (d/b/a "DynaVac") diversified vacuum systems for space simulation, optic coating and plasma treatment for medical labware and servicing, refurbishing, upgrading and installing environmental equipment, and earning licenses and technology fees and rental income.



RESULTS OF OPERATIONS

Total net revenue for the third quarter and year-to-date period ended September 30, 1996 of $2,182,000 and $7,438,000 compares to net revenue of $1,947,000 and $7,277,000 in the corresponding 1995 period.

Product and product-related net revenue for the third quarter and year-to-date periods ended September 30, 1996 was $1,738,000, and $6,262,000, respectively, and compares to 1995 revenue of $1,523,000 and $5,966,000
in the corresponding periods, respectively. The change is due to the amount of revenue recognized under the percentage of completion for long-term projects that were being worked on in our DynaVac subsidiary, and the increase of used equipment sales.

Service-related revenue of $304,000 for the third quarter and $681,000 for the year-to-date period ended
September 30, 1996, compares to the same periods in 1995 of revenue of $264,000, and $669,000, respectively, an increase of 15% and 2%. The increase is due to the receipt of more service calls. Included in the nine months ended September 30, 1996 and 1995 service revenue were fees from the Licensee's agreement for the services of the Company's president of approximately $90,000 for each period.

Revenue related to the sale of parts totaled $140,000 and $495,000 for the third quarter and year-to-date periods ended September 30, 1996, respectively. For the third quarter and year-to-date periods ended
September 30, 1995, revenue related to the sale of parts was $160,000 and $642,000, respectively. The decrease was due to the relocation of our parts, inventory and repair facilities, at our Union, New
Jersey facility, during the second quarter of 1996.

The Company's order backlog at September 30, 1996,
December 31, 1995 and September 30, 1995 was approximately $4,263,900, $3,870,000 and $3,838,900, respectively.  The increase in backlog since September
30, 1995 is due primarily to an increase in backlog at the Company's DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 82% for the third quarter and 76% for the year-to-date period ended September 30, 1996, and compares to 68% and 73% for the corresponding 1995 periods.

The third quarter and year-to-date periods ended
September 30, 1996 cost of sales percentage of product and product-related sales was 88% and 80% and compares to a cost of sales of 70% and 77% during same periods in 1995. The increase is due to project delays and inefficiencies at the Company's DynaVac subsidiary, due to limited facilities and backlog flow.

Service cost of sale as a percentage of sales was 65% and 67% for the 1996 third quarter and year-to-date periods ended September 30. This compares to 76% and 67% for 1995 periods ended September 30, 1995.

Cost of sales as a percentage of sales for the third quarter and year-to-date period ended September 30, 1996 for parts was 43% and 39%, respectively, and compares to 27% and 36% for the 1995 corresponding periods. The decrease is due to the sales mix of parts sold, and the relocation of the parts storage area at the Union, New Jersey facility during June and July,
1996.

Selling and administrative expenses for the third quarter and year-to-date for the period ended September
30, 1996 was $328,000, and $1,366,000 and compares to
expenses of $394,000 and $1,355,000 in the 1995
periods.

Interest expense was $6,000 and $16,000, respectively, for the third quarter and year-to-date period ended
September 30, 1996 and compares to expense of $24,000 and $91,000, respectively in the 1995 periods. The decrease is due to not accruing interest on the Pension
Obligation (see Note 4).

The third quarter and year-to-date periods ended
September 30, 1996 net income was $66,000 and $413,000, respectively, and compares to $496,000 and $1,340,000 for the corresponding periods ended September 30, 1995.
During the third quarter and year-to-date of 1995 the Company recognized an extraordinary item (see Note 9) of $286,000 and $855,000, respectively.






PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

   (27) Financial Data Schedule

(b)     Reports on Form 8-K

A report on Form 8-K for an event occurring on September 6, 1996, was filed for Item 5, reporting a settlement between the Company and the Sheet Metal
Workers' National Pension Fund.





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



Dated:  November 7, 1996.