Form 10KSB
period 1996-12-31
TENNEY ENGINEERING INC
filed 1997-03-27
CIK 97184

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Common Stock, $0.01 par value
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the fiscal year ended December 31, 1996 are $10,640,000.

     At March 26, 1997, the registrant had outstanding
3,695,592 shares of Common Stock, par value $.01 per share, and the aggregate market value of the common shares (based upon the closing price of these shares on the Nasdaq Stock Market OTC Bulletin Board) held by nonaffiliates was approximately $2,285,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Proxy Statement dated
March 28, 1997, in connection with its Annual Meeting to be held on May 23, 1997, are incorporated by reference into Part III.



PART I


ITEM 1.   BUSINESS

          (a)  Business Development

               Tenney Engineering, Inc. (the Company) was incorporated in 1932.

             In December 1992, the Company announced that it would continue a corporate restructuring whereby it would discontinue the manufacturing of environmental test equipment at its Union, New Jersey facility (the Union
Facility). In February 1993, the Company discontinued the manufacturing of environmental test equipment at its Union, New Jersey, facility. In December 1992, the
Company entered into a six-year License Agreement with a manufacturer of environmental conditioning equipment
(Licensee) authorizing Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company retaining the right to manufacture such products. On November 22, 1996 the Licensee accelerated payments due under the agreement and exercised its option to purchase from the Company certain trademarks. (See Notes 3, 4 and 5 of the
Notes to Consolidated Financial Statements and
Management's Discussion and Analysis.)

               In 1992 the Company sold all of its
outstanding stock of its wholly owned subsidiary, Gloekler Refrigerator Co. (Gloekler), to the then current manager of the Gloekler operation. Gloekler manufactures insulated enclosures used in the refrigeration and drug industries. (See Note 6 of the Notes to Consolidated
Financial Statements.)

          (b)  Business of Issuer

Principal Products or Services and their Markets:

     The Company is engaged in one industry segment: The engineering, marketing and manufacturing of diversified high-technology vacuum systems for space simulation, optic coating and sputtering; and provides service, refurbishing, upgrading, installation and sale or rental of reconditioned test equipment.




     Vacuum Equipment

     The Company's wholly-owned subsidiary DynaTenn, Inc.
(d/b/a DynaVac) is a custom manufacturer of industrial vacuum equipment. The company provides equipment and services to a wide range of industries where quality and reliability are primary elements to profitability.
Primary market concentration is in optical coating equipment, space simulation systems and components for the aerospace industry, and medical labware processing equipment.

     Key personnel represent a highly diversified engineering and manufacturing team offering expertise in the field of vacuum technology, mechanical and electrical engineering, advanced control system design, and thermal vacuum system design. This commitment and experience enable control over product quality and product reliability.

     DynaVac's coating systems are installed in numerous facilities worldwide and have a reputation for their reliability. All systems can be designed to meet the specific requirements of the customers coating application. DynaVac also offers retrofitting services to refurbish an existing system or upgrade it with proprietary supervisory control systems.

     Considerable experience resides both in the company and amongst its personnel, in the design and construction of vacuum systems for space simulation. DynaVac systems are designed to meet a wide range of testing requirements and are in installations in the U.S. and overseas.


     Service

     The service operation consists of the service of environmental equipment and technical support in addition to the sale of replacement parts, upgrades of older equipment, instrument calibration and reconditioned equipment sales and service contracts.


     License Fees

     As at December 31, 1996, payments due the Company under the licensing agreement with a manufacturer of environmental conditioning equipment were completed. (See
License Agreement below and Note 4 of the Notes to Consolidated Financial Statements.) The Company completed the second year on its License Agreement with a company in India that expires in September 1998 whereby the Tenney name will be utilized for manufacturing environmental equipment in India which it is expected would be exported to other areas as well.



Backlog:

     As of December 31, 1996, the Company had a total firm backlog of unfilled orders of approximately
$2,440,000, as compared with a backlog of approximately
$3,870,000 as of December 31, 1995.


Competition:

     The number and level of competitors for DynaVac is different depending on the areas of equipment to be designed and fabricated. The major competition for optical box coaters and other coating systems is centered on one major and several minor U.S. suppliers and two strong European companies.

     The competition for the space simulation equipment is primarily confined to a relatively few companies, all of which are significantly larger than DynaVac. With this size difference, DynaVac has been able to take advantage of lower overheads to more than maintain a major share of the new contracts. Some of these contracts are government contracts or government related.

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


Major Customers and Government Contracts:

     There was no customer who accounted for net revenue in excess of 10% during the years ended December 31, 1996, and 1995, respectively. Prime Government contracts did not exceed 10% of the Company's backlog of unfilled orders as of December 31, 1996 (see Backlog above). All such contracts are subject to cancellation at the convenience of the Government with appropriate cancellation charges payable by the Government.






License Agreement:

     In December 1992, the Company entered into a six-year licensing agreement with a manufacturer (the
Licensee) of environmental conditioning equipment. The terms of the agreement, among others, provide for the Licensee to: manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; and an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products. During
November, 1996 the Licensee and the Company agreed to a lump sum payment of $532,000 which represented the balance of the $1,900,000 license fees due under the agreement, and the Licensee exercised its option to purchase for $100,000 the rights, title and interest to the Tenney trademark.


Patents, Trade Name and Trademarks:

     The Company has several trademarks relating to products, some which were sold to the Licensee (see above) and some still remaining in use.


Labor Contract:

     The Company had no collective bargaining contracts in force during 1996.


Product Research and Development:

     The Company's research activities relating to the development of new products or services or improvement of existing products or services are carried on by Company operating personnel and costs thereof are charged to operations as incurred. Research and development costs were $21,400 and $41,100 for the years December
31, 1996 and 1995, respectively. (See Note 1 of the Notes to Consolidated Financial Statements.)


Environmental Expenditures:

     The Company, during 1996, and 1995, did not have any environmental expenditures.



Employees:

     At December 31, 1996, the Company had 81 employees.

Executive Officers:

     The following table sets forth the names and ages
and the business experience of the registrant's executive
officers.
                                                   BUSINESS
                                                  EXPERIENCE
NAME AND AGE        PRESENT POSITION                DURING
                                                PAST FIVE YEARS

Robert S. Schiffman    Chairman of the Board;
                       President of the Company;
53 (1)(2)              President; and Chief       Chief Executive Officer;
                       Executive Officer          and Chairman of the Board
                                                  since May 1990.

Saul S. Schiffman      Vice Chairman of the       Vice Chairman of the
83 (1)(2)              Board and Secretary        Board since May 1990; and
                                                  prior thereto, Chairman of
                                                  the Board of the Company

Martin Pelman          Vice President and         Vice President and Treasurer
50                     Treasurer                  of the Company since August
                                                  1994;Certified Public
                                                  Accountant; 1990-1993 Group
                                                  Controller - Carlson Health
                                                  Care Communications, Inc.

(1) Member of Executive Committee. The Company has no standing audit, nominating or compensation committee or committees performing similar functions.

(2)   Saul S. Schiffman is the father of Robert S.
Schiffman.

     All Officers serve at the pleasure of the Board of Directors. Robert S. Schiffman had an employment contract which expired December 31, 1996. (See Note 13 of the Notes to Consolidated Financial Statements.)


ITEM 2.   PROPERTIES

          During 1995, the Company used the Union
Facility under a Use and Occupany Agreement with First
Fidelity Bank for a $50,000 rental as part of a settlement agreement. (See Notes 8, and 9 of the Notes to the Consolidated Financial Statements.) On
December 14, 1995, the building was sold by First
Fidelity Bank to an outside party and the Company entered into a three-year lease for approximately 18,500 square feet of space; the remaining portion of the building is being developed by the new owner. The Company pays an annual rent of $90,000. (See Notes 8, 9 and 13 of the Notes to Consolidated Financial Statements.)

          DynaVac during November 1996, leased
approximately 27,900 square feet at a larger facility in Hingham, Massachusetts under a six-year lease which became effective in January 1997 and expires in December
2002, at annual rentals of $147,000--1997; $151,000--
1998; $157,000--1999; $163,000--2000; $169,000--2001; and
$176,000--2002. (See Note 13 of the Notes to Consolidated
Financial Statements.)


ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any material pending legal proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

          The Company had no meeting of security holders during the fourth quarter of the year ended December 31, 1996.



PART II



ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SECURITY
HOLDER MATTERS

          The Company is listed on the Nasdaq Stock
Market OTC Bulletin Board under the symbol TNGI.   The
approximate number of holders of record of the Company's
Common Stock at December 31, 1996 was 1,050. In addition, approximately 50% of the outstanding shares are held for shareholders' account at brokerage firms and financial institutions. The following table sets forth the range of high and low closing prices for the years 1996 and 1995.

PRICE RANGE OF COMMON STOCK
                      1996                      1995

                High        Low           High       Low
First Quarter   .75      .34375          .375     .09375

Second Quarter 1.00      .54             .375     .15625

Third Quarter  1.00      .50             .625     .15625

Fourth Quarter  .75      .41             .75      .25

     It has been the Company's policy not to pay cash dividends.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company and First Fidelity Bank entered into a settlement agreement as at December 12, 1994, in which the Company conveyed the title to the real estate located in Union, New Jersey, for a credit of $1,800,000 against the total indebtedness of $3,758,663. The remaining balance of $1,958,663 was converted to a non-interest
Note due September 30, 1995 in the amount of $800,000, payable $200,000 in December 1994 and the balance of $600,000 due in nine monthly non-interest-bearing amounts of $66,667, and forgiveness of debt of $1,158,663. First
Fidelity Bank's security interest in substantially all the Company's assets remained in effect, until 93 days after the date of the last payment. The forgiveness of $1,158,663 was recognized quarterly upon the Company's paying the monthly amounts when due. The Company made all payments to First Fidelity Bank, and on August 29, 1995, paid any remaining balance.
The 1995 portion of the forgiveness of $869,000 was recognized during the first three quarters of 1995. In
November 1995, First Fidelity Bank released all its security interest in the assets of the Company. (See Note
9 of the Notes to Consolidated Financial Statements.)

On September 12, 1996, the Company and Summit Bank, (the
Bank) entered into a Loan and Security Agreement (Term
Note) for a $300,000 renewable working capital line of credit expiring May 31, 1997. The Bank was granted a security interest in substantially all the Companys assets. As at December 31, 1996, the Company had no borrowings outstanding under the Term Note.

During 1996, the Company has been able to generate a positive cash flow from operations.

At December 31, 1996, the Company's cash and cash equivalents totaled $661,000 as compared to $223,000 at December 31, 1995.
Contributing to the change in cash between years was cash provided by operating activities of $579,000 in 1996 and cash used of $56,000 in 1995. The principal reason for cash being provided by operating activities in 1996 was the prepayment of License Fees. (See Note 4 of the Notes to Consolidated Financial Statements.)
During 1996, the primary use of cash was payments of Accounts Payable, Note Payable and Long-Term Debt.

During November 1996, the Company and the domestic
Licensee agreed to a prepayment of the remaining balance of the fees due under a six-year License Agreement. In addition, the Licensee exercised its option to purchase the Tenney trademark.(See Note 4 of the Notes to Consolidated Financial Statements.)


The Company is engaged in one industry segment: The engineering, marketing and manufacturing of diversified high-technology vacuum systems for space simulation, optic coating and sputtering; and provides service, refurbishing, upgrading, installation and sale or rental of reconditioned test equipment.

The Company formerly had employees who were members of a union and contributed to multi-employer pension plan for such employees in accordance with a collective bargaining agreement based on monthly hours worked. Due to the cessation of manufacturing operations at the Company's
Union Facility (see Note 3 of the Notes to Consolidated
Financial Statements), the Company ceased being a participant in the multi-employer pension plan in February 1993.
Under the Multi-Employer Pension Plan Amendments Act of
1980, the Company may, under certain circumstances, become subject to liabilities in excess of contributions made under its collective bargaining agreement.

During the fourth quarter of 1993, the Company received a demand from the Sheet Metal Workers' National Pension
Fund (the Fund) for payment of a withdrawal liability from its union employees multi-employer pension plan in the amount of $529,743, to be paid in quarterly payments starting in January, 1994. The Company engaged counsel to advise it in these matters and made a provision for this amount in the 1993 Consolidated Financial Statements.
The Company failed to make the first payment when due in January 1994.
In December 1994, the Company received from the Fund a modified calculation of the withdrawal liability in the amount of $502,665.


On December 7, 1995, the Company was served with a Complaint of Civil Action filed in the U.S. District
Court, Eastern District of Virginia, by the Fund, demanding payment of past-due installments of withdrawal liability (aggregating $271,034 at the date of the Complaint), plus interest on overdue installments, statutory liquidated damages, attorneys fees and injunctive relief requiring payment of future quarterly withdrawal installments and in the alternative immediate payment of the entire withdrawal liability plus accrued interest, statutory liquidated damages and attorneys fees.

The Company negotiated with the Fund the amount of the liability and an installment payment schedule.

On September 6, 1996, the Company agreed to a settlement of the matter proposed by the Fund and it executed a Settlement Agreement(the Agreement). Among other matters, the Agreement provides that the Company shall pay the Fund $720,090 (the Settled Amount) on account of the withdrawal liability, statutory interest and counsel fees; provided, however, that if the Company pays to the Fund the amount of $397,330 principal, plus interest of $74,455, totaling $471,785 -- $75,000 upon signing and sixty (60) monthly payments of $6,613.09 commencing
October 1, 1996 -- the Fund would accept the total of $471,785 in satisfaction of the total withdrawal liability.

The Agreement contains various representations and warranties by the Company. In the event that timely payments are not made or the Company otherwise defaults under the Agreement, the Settled Amount will be due the Fund, less any payments received. The Company has made all payments to the Fund when they are due, and continues to do so.

The Company had reserved on its balance sheet as at December 31, 1995, the sum of $581,835 for the withdrawal liability to the Fund.
The Company will charge all the payments made to the Fund to this reserve account; and if all payments are made in accordance with the provisions of the Agreement, any balance in the reserve will be recognized as forgiveness of indebtedness when payments are complete. At December
31, 1996, the reserve approximated $447,000.
(See Note 3 of the Notes to Consolidated Financial
Statements.)

Management believes that during 1997 the Company will be able to satisfy, from operations and borrowings, its cash requirements. The Company must complete its open order backlog in a timely manner and then collect on such receivables.



RESULTS OF OPERATIONS

Total net revenue from continuing operations of $10,640,000 for 1996 compares to 1995 net revenue of $9,564,000.

Product and product-related net revenue for 1996 and 1995 was $8,148,000 and $7,416,000, respectively. The increase in net revenue within this classification, between years, was due to vacuum system revenue increasing primarily because several large orders were received during 1996, and the increase of the sale of reconditioned environmental test equipment.

Service-related revenues of $940,000 for the year 1996
compare to 1995 revenues of $1,020,000. The 1996 and 1995 service revenue included revenue of $120,000 per year from the Licensee for part-time services of the Company's president. Such agreement expired on December 31, 1996.
Service revenue in 1996 was down due to a decrease of service-related orders being received.

Revenue related to the sale of parts totaled $633,000 and $741,000 for the years ended December 31, 1996 and 1995, respectively. The decrease is due to a lower level of parts orders being received.

License fees of $919,000 for the year 1996 compare to 1995 fees of $387,000. The increase of fees is due to the prepayment of $532,000 by the Licensee. (See Note 4 of the Notes to Consolidated Financial Statements.)

The Company's order backlog at December 31, 1996 and 1995 was approximately $2,440,000 and $3,870,000, respectively. The decrease in backlog is primarily due to increased sales in the Companys DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 76% for the year 1996 and compares to 73% for the year 1995.

The 1996 cost of sales related to product and product-related sales were approximately 87% as compared to 77% for 1995. The increase in the cost of sales percentage between years was primarily due to non-manufacturing use of labor and overhead increases due to the preparation and move to larger facilities.

Service cost of sales as a percentage of sales was 82% and 65% for the years ending December 31, 1996 and 1995, respectively. The increase is primarily due to lower sales in certain geographic areas which did not cover fixed overheads associated with those areas.

Cost of sales as a percentage of sales during 1996 for parts was 43% and compares to 41% for the year 1995. The increase in the cost of sales percentage in the 96/95 comparison was due primarily to the inventory sales mix.

Selling and administrative expenses were $2,049,000 and $1,910,000 for 1996 and 1995, respectively. As a percentage of total net revenue, selling and administrative expenses were 19% and 20% for 1996 and 1995, respectively.

Interest expense was $21,000 in 1996 and reflects a decrease of $53,000 from the 1995 interest expense of $74,000. The decrease is due primarily to the paying off all bank debt during the year.

The Company had no principal debt forgiveness in 1996 and recognized $869,000 of principal debt forgiveness in 1995. (See Note 9 of the Notes to Consolidated Financial
Statements.)

Other income, net was $283,000 and $61,000 in 1996 and 1995, respectively. Other income in 1996 was comprised primarily of income received from the domestic Licensee for the purchase of the title and interest to the Tenney trademark. (See Note 9 of the Notes to Consolidated
Financial Statements.)

At December 31, 1996, the Company had available for tax reporting purposes net operating loss carryforwards of approximately $2,800,000, expiring through 2008.
Effective January 1, 1993, the Company has adopted the
Statement of Financial Accounting Standards (SFAS No.
109), Accounting for Income Taxes, which applies a balance sheet approach to income tax accounting. The new standard requires the Company to reflect on its balance sheet the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. The Company has reflected future tax benefits on its balance sheet since the realization of such benefits is dependent on the Company's profitability. The cumulative effect to January
1, 1993, of the adoption of SFAS No. 109 was immaterial.
As permitted by SFAS No. 109, prior year's financial statements have not been restated. (See Note 10 of the Notes to Consolidated Financial Statements.)

The net income for 1996 was $730,000 as compared to $1,743,000 in 1995.

Currently, the Company has its Common Stock traded on the Nasdaq Stock Market OTC Bulletin Board under the symbol
TNGI.


ITEM 7.     FINANCIAL STATEMENTS

            See Index to Financial Statements appearing
                         on page F-1.



ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.




PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

            Information required under this item with respect to directors is contained on page 3 of the registrant's Proxy Statement dated March 28, 1997, in connection with its Annual Meeting to be held May 23, 1997, which is incorporated herein by reference. For executive officers, see Part I, Item 1 of this report.



ITEM 10.   EXECUTIVE COMPENSATION

           See page 5 of the registrant's Proxy Statement dated March 28, 1997, in connection with its Annual
Meeting to be held on May 23, 1997, which page is incorporated herein by reference.





ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

           (a) Security Ownership of Certain Beneficial
Owners

               See paragraph entitled Principal
Shareholders on page 2 of the registrant's Proxy
Statement dated March 28, 1997, in connection with its Annual Meeting to be held on May 23, 1997, which paragraph is incorporated herein by reference.

           (b) Security Ownership of Management

               See page 4 of the registrant's Proxy
Statement dated March 28, 1997, in connection with its Annual Meeting to be held on May 23, 1997, which pages are incorporated herein by reference.

           (c) Changes in Control

               The Company knows of no contractual
arrangement which may, at a subsequent date, result in a change of control ofthe Company.



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

(3)   a. (i)      Restated Certificate of Incorporation
of Tenney Engineering, Inc. filed in the office of the Secretary of State of the State of New Jersey on June 12, 1984. Filed as Exhibit (3)a.(i) to the Companys Annual Report on Form 10-
KSB for 1995 and incorporated herein by reference.

(ii)      Amendment to Certificate of Incor-
poration dated May 13, 1988. Filed as Exhibit (3)a.(ii) to the Companys Annual Report on Form 10-KSB for 1995 and incorporated herein by reference.

(iii)      Amendment to Certificate of Incor-
poration dated May 24, 1996.

b. (i)      By-Laws of Tenney Engineering, Inc.
(As restated by order of the Board of Directors at a meeting held May 11, 1984). Filed as Exhibit (3)b.(i) to the Companys Annual Report on Form 10-KSB for 1995 and incorporated herein by reference.

(ii)      Amendment to By-Laws adopted January 26,
1988. Filed as Exhibit (3)b.(ii) to the Companys Annual
Report on Form 10-KSB for 1995 and incorporated herein by reference.

(10)  a. (i)      1995 Incentive Stock Option Plan.
Filed as Exhibit (10) b. (ii) to the Companys Annual
Report on Form 10- KSB for 1994 and incorporated herein by reference.

b. (i)      Stock Options dated June 1, 1995
granted pursuant to the Company's 1995
Incentive Stock Option Plan to the following director and officers:

        Robert S. Schiffman (Director and  Officer);
Martin Pelman (Officer). Filed as Exhibit (10) b. (i) to the Companys Annual Report on Form 10-KSB for 1995 and incorporated herein by reference.

(ii)      Stock Options dated August 15, 1996
granted pursuant to the Companys 1995 Incentive Stock
Option Plan to the  following director and officers:
         Robert S. Schiffman (Director and Officer);
Martin Pelman (Officer).

(iii)      Stock Option dated January 27, 1997
granted pursuant to the Companys 1995
Incentive Stock Option Plan to the following director/officer: Robert S. Schiffman.

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

(iii)      Second Amendment to the Restated
Retirement Plan for Salaried Employees of Tenney
Engineering, dated July 25, 1989. Filed as Exhibit (10) c.(iii) to the Company's Annual Report on Form
10-KSB for 1994 and incorporated herein by reference.

(iv) Third Amendment to the Restated Retirement Plan for Salaried Employees of Tenney Engineering dated
November 12, 1990. Filed as Exhibit (10) c. (iv) to the Companys Annual Report on Form 10-KSB for 1995 and incorporated herein by reference.

d. (i)      Settlement Agreement dated December 12, 1994
by and among Tenney Engineering, Inc., VacTenn, Inc.,
DynaTenn, Inc., WesTenn Sales Inc., Tenney Environmental
Products,Inc., and First Fidelity Bank, National
Association. Filed as Exhibit (10) d. (xviii) to the
Company's Annual Report on Form 10-KSB for 1994 and incorporated herein by reference.

e. (i)      Lease Agreement dated December 14,
1995, by and among Tenney Engineering, Inc., and Nandan
Company, L.L.C. Filed as Exhibit (10) e. (i) to the
Companys Annual Report on Form 10-KSB for 1995 and incorporated herein by reference.

(ii) First Amendment dated January 12, 1996. Filed as Exhibit (10) e. (ii) to the Companys Annual Report on
Form 10-KSB for 1995 and incorporated herein by reference.

f. (i)      Employees Salary Savings Plan dated November
27, 1984. Filed as Exhibit (10) e. (i) to the Companys
Annual Report on Form 10-KSB for 1994 and incorporated herein by reference.

g. (i)      License Agreement, dated December 18,
1992 between Tenney Engineering, Inc. and Lunaire
Limited. Filed as Exhibit 1 to the Company's Current
Report on Form 8-K for the event occurring on December 18, 1992 and incorporated herein by reference.

(ii)      Leased Employee Agreement, dated
December 18, 1992 between Tenney Engineering, Inc. and
Lunaire Limited.  Filed as Exhibit 2 to the Companys
Current Report on Form 8-K for the event occurring on December 18, 1992 and incorporated herein by reference.

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

(v)      Prepayment Agreement dated November 14,
1996, between Tenney Engineering, Inc. and Lunaire
Limited.

h. (i)      Lease Agreement dated November 19, 1996,
between 110 Industrial Park, LLC, and DynaTenn, Inc.
d/b/a DynaVac.

(ii) First Lease Amendment dated November 19, 1996, by and between 110 Industrial Park, LLC, and DynaTenn,
Inc.

i. (i)      Loan and Security Agreement dated September
12, 1996, by and among Tenney  Engineering, Inc. and
DynaTenn, Inc. and Summit Bank.

(ii)      Promissory Grid Note dated September 12,
1996, by and among Tenney Engineering, Inc. and DynaTenn,
Inc. and Summit Bank.

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


                 (24)  Consent of Independent Certified
Public Accountants.

                 (27)  Financial Data Schedules

                 (99)  a. (i)      Complaint of Civil
Action from the Board of Trustees, Sheet Metal Workers'
National Pension Fund to enforce delinquent payments due under the Multi-Employer Pension Plan Amendments Act of
1980. Filed with the United States District Court,
Eastern District of Virginia, Case No.95-1609-A. Filed as
Exhibit 1 to the Company's Current Report on Form 8-K for the event occurring on December 7, 1995 and incorporated herein by reference.

(ii)      Answer and Affirmative Defense to the Board of
Trustees, Sheet Metal Workers National Pension Fund to enforce payments due under the Multi-Employer Pension
Plan Amendments Act of 1980.  Filed as Exhibit (99) a.
(ii) to the Companys Current Report on Form 10-KSB for 1995 for the event occurring on December 7, 1995 and incorporated herein by reference.

(iii) Settlement Agreement settling the action in the United States District Court for the Eastern
District of Virginia, Alexandria Division entitled The
Board of Trustees Sheet Metal Workers National Pension
Fund, Plaintiff, v. Tenney Engineering, Inc., Defendant, executed by the Company on September 6, 1996. Filed as Exhibit (99)(B) to the Companys Current Report on Form
8-K for the event occurring on September 6, 1996 and incorporated herein by reference.

           (b)   Reports on Form 8-K

                 No Form 8-K has been filed during the
last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          TENNEY ENGINEERING, INC.



                        By:  s/Robert S. Schiffman
                              Robert S. Schiffman
                                 President
                    (Principal Executive Officer)



                              By:  s/Martin Pelman

                                   Martin Pelman
                                   Vice President and
                                        Treasurer
                                   (Principal Financial
                                        Officer)

Date:  March 27, 1997



      Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



s/Saul S. Schiffman                s/David C. Schiffman

Saul S. Schiffman (Director)       David C. Schiffman
(Director)
March 27, 1997                     March 27, 1997




s/Robert S. Schiffman              s/David A. Schuh

Robert S. Schiffman (Director)     David A. Schuh
(Director)
March 27, 1997                     March 27, 1997

TENNEY ENGINEERING, INC.
AND SUBSIDIARIES




 INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES (ITEM 7)






PAGE

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS F - 2

  CONSOLIDATED BALANCE SHEET DECEMBER 31, 1996     F - 3

  STATEMENTS OF OPERATIONS
   YEARS ENDED DECEMBER 31, 1996 AND 1995          F - 4

  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  (DEFICIENCY) YEARS ENDED DECEMBER 31, 1996
   AND 1995                                        F - 5

  STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31, 1996 AND 1995          F - 6

  NOTES TO FINANCIAL STATEMENTS                  F - 7/22








  *   *   *

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
Tenney Engineering, Inc.


      We have audited the accompanying consolidated balance sheet of Tenney Engineering, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tenney Engineering, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.





                                          ZELLER WEISS &
KAHN



Mountainside, New Jersey
March 26, 1997

                          TENNEY ENGINEERING, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                        DECEMBER 31, 1996
                                           (In thousands
                                             of dollars)
                    ASSETS
Current assets:
  Cash and cash equivalents                      $   661
  Accounts receivable, net                         1,642
  Current portion of installment note receivable      55
  Inventories                                        465
  Prepaid expenses and other current assets           55
  Deferred tax asset                                 280
        Total current assets                       3,158

Equipment, net                                       301
Installment note receivable, noncurrent portion      258
Other assets                                         218
        Total Assets                             $ 3,935

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities $ 1,460
  Current portion of long-term capital leases         43
  Accrued payroll and payroll taxes                  237
  Billings in excess of estimated revenue on
   long-term contracts                               286
  Pension obligation, current portion                 73
        Total current liabilities                  2,099

Long-term debt, net of current portion               512
        Total liabilities                          2,611

Commitments and contingencies

Stockholders' equity:
  Preferred stock $0.01 par value:
    Authorized 10,000,000 shares
    Issued and outstanding - none
  Common stock $.01 par value:
    Authorized 50,000,000 shares
    Issued 3,704,980 shares                           37
  Additional paid-in capital                       2,295
  Retained earnings (deficit)                       (971)
                                                   1,361
  Less treasury stock, 9,388 shares, at cost          37
      Total stockholders' equity                   1,324
      Total liabilities and stockholders' equity $ 3,935

See Notes to Consolidated Financial Statements.

TENNEY ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                       1996          1995
                                 (In Thousands of Dollars
                                Except per Share Amounts)
Net revenue:
  Product and product related       $ 8,148       $ 7,416
  Service                               940         1,020
  Parts                                 633           741
  License Fees                          919           387
      Totals                         10,640         9,564


Cost of sales:
  Product and product related         7,128         6,011
  Service                               776           663
  Parts                                 271           307
   Totals                             8,175         6,981


Gross profit                          2,465         2,583


Selling and administrative expenses   2,049         1,910

Income from operations                  416           673

Other income (expense):
  Interest expense                     (21)          (74)
  Other income, net                    283            61
    Totals                             262           (13)

Income before income taxes and
  extraordinary items                  678           660

Income taxes (benefit)                 (52)         (220)

Income before extraordinary items      730           880

Extraordinary item - gain on
restructuring of debt net of
income tax of $6 thousand               0           863
in 1995.

Net income                        $   730       $ 1,743

Net income per common share before
  extraordinary items             $  0.20       $  0.24

Extraordinary item per common share  0.00          0.24

Net income per common share
(see Note 11)                     $  0.20       $  0.48

Exercise of options would not be dilutative.
See Notes to Consolidated Financial Statements.

TENNEY ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1996 AND 1995
(In Thousands of Dollars)


                                        Additional     Retained    Less
                       Common Stock     Paid-in        Earnings    Treasury  Stock
                      Shares     Amount  Capital      (Deficit)   Shares    Amount   Totals
Balance --
January 1, 1995     3,694,980   $  369  $ 1,960       $ (3,444)    9,388    $  37   $(1,152)
Net income                                               1,743                        1,743

Balance --
December 31, 1995   3,694,980      369    1,960         (1,701)    9,388       37       591

Restatement of
Par Value                         (332)     332

Issuance of Stock
Option granted
under 1995 Stock
Option Plan            10,000        3                                                    3

Net income                                                 730                          730

Balance --
December 31, 1996   3,694,98 0  $   37  $  2,295      $  ( 971)    9,388    $  37   $ 1,324



See Notes to Consolidated Financial Statements.
TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995
(In Thousands of Dollars)


                                      1996          1995

Operating activities:
  Net income                         $ 730       $ 1,743
  Adjustments to reconcile income
  to net cash provided by (used in)
  continuing operations:
    Depreciation and amortization      105            72
    Deferred tax asset                 (52)         (228)
   Gain on debt forgiveness,
     principal and interest              0          (869)
    Changes in operating assets
    and liabilities:
      Accounts and installment
      receivables                       63          (533)
      Inventories                     (154)          (27)
      Prepaid expenses and other
      current assets                    42           (11)
      Other assets                      (8)           (7)
      Accounts payable and other
      liabilities                      (58)          170
      Accrued payroll and payroll taxes 75            37
      Billings in excess of estimated
      revenues                         (32)         (403)
     Pension obligation               (135)            0

       Net cash provided by (used in)
        continuing operations          576           (56)

Investing activities:
  Acquisition of equipment            (68)          (50)
         Net cash used in investing
         activities                   (68)          (50)

Financing activities:
  Exercise of Options and Issuance of
   Common Stock                         3             0
  Proceeds from financing             300             0
  Payments of note payable and
  long-term capital leases           (373)         (513)
         Net cash used in financing
         activities                   (70)         (513)

Net increase (decrease) in cash and
 cash equivalents                     438          (619)

Cash and cash equivalents,
  beginning of year                   223           842

Cash and cash equivalents,
end of period                       $ 661         $ 223

Supplemental disclosure of cash
flow information:
  Interest paid                     $  21         $   8
  Income tax paid                       4            28

See Notes to Consolidated Financial Statements.

Note 1 - Summary of accounting policies:

     Principles of consolidation:

     The consolidated financial statements include the accounts of Tenney Engineering, Inc. (the Company) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     Net Revenues:

     Revenue from product sales and short-term contracts andservices are recognized when the transactions are consummated. The Company generally recognizes revenue on long-term, large installation contracts under the percentage of completion method. Under this method, revenue is recognized according to the ratio of costs incurred to currently estimated total contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recorded.

     Product and product-related net revenue includes revenue from the Company's manufacturing operation.
Service revenue includes revenue from the servicing and installation of environmental equipment and from the services provided under the Leased Employee Agreement with the Licensee (see Note 4). Parts revenue includes revenue from the sale of replacement and spare parts for equipment previously manufactured by the Company as well as equipment now being manufactured. License fees are fees received under a License Agreement (see Note 4).

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

     Gain per common share:

     Gain per common share is computed based on the weighted average number of common shares outstanding during the year. The assumed exercise of outstanding stock options would not have a significant effect on the per share computations. The weighted average number of common shares outstanding was 3,689,390 in 1996 and 3,685,592 in 1995, respectively (see Note 11).

     Stock-based compensation:

     The Company has adopted SFAS No. 123, Accounting for
Stock-Based Compensation. This standard establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. We intend to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. The adoption of this standard will not impact our results of operations, financial position or cash flows (see Note 11).

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for long-term contracts, allowance for doubtful accounts, inventory obsolescence, product warranty reserves, depreciation and amortization, employee benefit plans, taxes, restructuring reserves and contingencies. Certain reclassifications have been made to prior year amounts to conform with current year presentations.

Note 2 - Financial condition and results of operation:

     As shown in the accompanying consolidated financial statements, the Company has realized net income for the years ended December 31, 1996 and 1995, respectively, from operations, which has resulted in an increase in the Company's stockholders equity.

     On  December 12, 1994, First Fidelity Bank and the
Company signed a settlement agreement in which the Company conveyed to First Fidelity Bank the title in the real estate located at Union, New Jersey, and reduced total debt significantly. During 1995, debt to First
Fidelity Bank was extinguished (see Note 9).

     As at December 31, 1996, the Licensee paid all license fees due under the License Agreement (see Note
4).

Note 3 - Restructuring:

     The Company in February, 1993, ceased manufacturing operations at its Union, New Jersey, facility. The
Company is engaged in one industry segment: The engineering, marketing and manufacturing of diversified high-technology vacuum systems for space simulation, optic coating and sputtering; and provides service, refurbishing, upgrading, installation and sale or rental of reconditioned test equipment.

     The Company formerly had employees who were members of a union and the Company contributed to a multi-employer pension plan for such employees in accordance with a collective bargaining agreement based on monthly hours worked. Due to the cessation of manufacturing operations at the Company's Union, New
Jersey manufacturing plant, the Company ceased being a participant in the multi-employer pension plan in February 1993. Under the Multi-Employer Pension Plan
Amendments Act of 1980, the Company may, under certain circumstances, become subject to liabilities in excess of contributions made under its collective bargaining agreement.

     During the fourth quarter of 1993, the Company received a letter from the Trustees of the Sheet Metal
Workers National Pension Fund (Plan Trustees) alleging
$529,743.28, principal, due as withdrawal liability.
Payments may be made in installment with interest and the Plan Trustees demanded 18 quarterly payments of $33,879.28 and a final payment of $32,797.59, with the initial payment to be made by January 19, 1994. The
Company made aprovision for this liability in its 1993
Consolidated Financial Statements. The Plan Trustees' demand also stated that the amount due was subject to adjustment for performance of the Plan during 1992.

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

     On December 7, 1995 the Company was served with a Summons and Complaint in an action filed in the U.S.
District Court for the Eastern District of Virginia,
Alexandria Division (Case Number 95-1609A) by the Plan
Trustees. A copy of the Complaint was filed as
Exhibit 99 to a report on Form 8-K for an event occurring
December 7, 1995 and reference is made to the Complaint itself for the terms thereof and the relief demanded by the Plan Trustees.

     The Company has negotiated with the Plan Trustees the amount of the liability and an installment payment schedule.

     On September 6, 1996, the Company agreed to a settlement of the matter proposed by the Plan Trustees and it executed a Settlement Agreement (the Agreement).
Among other matters, the Agreement provides that the Company shall pay the Plan Trustees $720,090.49 (the
Settled Amount) on account of the withdrawal liability, statutory interest and counsel fees, provided, however, that if the Company pays to Plan Trustees
$397,330 plus interest scheduled to be paid $75,000 on or before September 13, 1996 and sixty (60) monthly payments of $6,613.09 over a five (5) year period commencing
October 1, 1996, Plan Trustees will accept such reduced amount in full satisfaction of the withdrawal liability.
The Agreement contains various representations and warranties by the Company. In the event that the Company does not make timely payments or otherwise defaults under the Agreement, the Settled Amount will be due to Plan
Trustees.

     In conjunction with the Agreement, the Company has executed a confession of judgment for the Settled Amount in the form annexed to the Agreement, which may be filed by the Plan Trustees in the event the Company fails to make timely payments or otherwise defaults under the Agreement.

     At December 31, 1995, the Company had reserved on its balance sheet the amount of $581,835.64 for the withdrawal liability to Plan Trustees. Payments to Plan
Trustees under the Agreement, an initial payment of $75,000 and monthly payments of $6,613.09 will be charged against this reserve when made. If the Company does not default and if all payments are made in accordance with the provisions of the Agreement, any balance in the reserve will be recognized as forgiveness of indebtedness when payments are completed. The Company has timely made all payments due under the Agreement.

     In the event that payments to Plan Trustees are not timely made or in the event of any other default under the Agreement, Plan Trustees may enter judgment against the Company for the Settled Amount and the Company would owe to Plan Trustees an amount in excess of the amount reserved for the withdrawal liability.


Note 4 - License agreement:

     Concurrent with its announcement to discontinue manufacturing at the Union Facility, the Company entered into a six-year licensing agreement with a manufacturer
(the Licensee) of environmental conditioning equipment.
The terms of the agreement, among others, provide for:
the Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products; the Company to perform all servicing and installation of the aforementioned equipment. The agreement further requires the Licensee to purchase annually, from a former subsidiary of the Company, depending on market conditions, certain minimum amounts of inventory with cash payments thereon being made directly to the Company (see Note 6).

     In addition, the Company entered into a four-year consulting agreement which expired in December 1996 with the Licensee whereby, for an annual fee of $120,000, the Company will make the services of the Company's president available to the Licensee for a specified period of time (see Note 13).

     During November 1996, the Company and the Licensee agreed to accelerate payment of license fees by having the Licensee prepay $532,000, representing the amount remaining of the total $1,900,000 license fees. In addition, the sum of $100,000 for the purchase of the Companys rights, title and interest in the Tenney trademark were received. The installation and servicing agreement and the inventory purchase agreement remain in effect.

     Net revenue for 1996 and 1995 includes consulting revenue of $120,000. Purchases by the Licensee from the Company's former subsidiary in 1996 and 1995 totaled approximately $55,200 and $9,500, respectively.






Note 5 - Accounts receivable:

     Accounts receivable consist of the following:



                                       1996

                              (In Thousands

                                 of Dollars)


   Accounts receivable, billed       $ 1,670

   Allowance for doubtful accounts       (28)

      Totals                          $ 1,642


At December 31, 1996, sales recognized on the percentage of completion method approximated $7,927,000.


Note 6 - Note receivable:

     In December 1992, the Company sold all of the outstanding stock of its wholly-owned insulated enclosure subsidiary, Gloekler Refrigerator Company (Gloekler) for aggregate consideration of approximately $858,000, of which $300,000 was cash. The balance was evidenced by installment receivables which provide for payments by Gloekler either in cash or by credits issued for inventory purchases through 2005. The receivables, which have been discounted to reflect imputed interest are secured by a second lien on all of Gloekler's assets and the common stock and are personally guaranteed by the purchaser.


Note 7 - Inventories:

     Inventories consist of the following:
                                           1996


                                       (In Thousands


                                          of Dollars)




    Raw materials                            $  775
      Less:
      Provision for write-downs
      to estimated realizable value             310

                   Totals                    $  465

Accumulated costs on long-term contracts recognized by the percentage of completion method (see Note 5) were approximately $5,685,000 and $3,521,000 in 1996 and 1995, respectively.


Note 8 - Property, Plant and Equipment:

     Property and equipment, which is stated at cost, is summarized as follows at December 31, 1996:

                                                   1996
                                         (In Thousands
                                              of Dollars)

            Equipment                            $ 1,331

            Equipment under capital leases           352
                                                   1,683
            Accumulated depreciation              (1,382)
              Total equipment - net              $   301



     The Company leases certain equipment for use in its operations under capital leases. Property, plant and equipment at December 31, 1996, included capital leases of $352,000 and related accumulated depreciation of $197,000.

     During 1995, the Company occupied the Union Facility under a Use and Occupancy Agreement with First Fidelity
Bank arising out of the conveyance of the title of this facility under the settlement agreement dated December
1994. First Fidelity sold the property in December 1995, and the Company entered into a three-year lease with the new owner of the property for approximately 18,500 square feet at an annual rental of $90,000.

     The Companys DynaVac subsidiary leased a 15,000 square feet facility in Weymouth, Massachusetts, on a month-to-month basis.
During September 1996, DynaVac leased a 27,900 square feet facility in Hingham, Massachusetts, for a term of six years. Effective January 1997, annual rentals are as follows: 1997--$147,000; 1998--$151,000; 1999--$157,000;
2000--$163,000; 2001--$169,000 and 2002--$176,000.





     At December 31, 1996, the aggregate minimum rental
commitments
under non-cancelable leases for the period shown are as
follows:
                         Capital     Operating
      Year                Leases       Leases
                       (In Thousands  of Dollars)

      1997               $  55        $ 237
      1998                  55          241
      1999                  55          157
      2000                  55          163
      2001                  33          169

Total                    $ 253        $ 967
 Less imputed interest      72
 Present value of net
 lease payments          $ 181
 Less current installments  43

 Long-term debt obligation
 at   December 31, 1996  $ 138

Imputed interest was calculated using rates between 7.06%
- 9.76%

Note 9 - Debt:

     Debt maturing within one year consists of the following at December 31,

                         1996         1995
                        (In Thousands of Dollars)

Notes payable - bank   $   0        $   0
Current portion of
capital leases            43           76
Current portion of
pension obligation        73           36

               Total   $ 116        $ 112

     The Company and First Fidelity Bank entered into a settlement agreement as at December 12, 1994, in which the Company conveyed the title to the real estate located in Union, for a credit of $1,800,000 against the total indebtedness of $3,758,663. The remaining balance of $1,958,663 was converted to a non-interest note due
September 30, 1995, in the amount of $800,000, payable
$200,000 in December, 1994, and the balance of $600,000 due in nine monthly non-interest-bearing amounts of $66,667, and forgiveness of debt of $1,158,663. The original term note security in substantially all the Company's assets remained in effect, until 93 days after the date of the last payment. As at August 30, 1995, the Company completed paying the term note. The forgiveness of 1,158,663 has been recognized, $289,666 during the fourth quarter of 1994 and the remaining
$868,997 quarterly during the first three quarters of 1995. In December 1996, First Fidelity Bank released their security interest in the Companys assets.

     On September 12, 1996, the Company and Summit Bank
(the
Bank) entered into a Loan and Security Agreement for a
$300,000
renewable working capital line of credit (the Term
Note). The
Bank was granted a security interest in substantially all the
Companys assets. At December 31, 1996, the Company had no outstanding borrowings under this line of credit.

     Long-term debt consists of the following at December
31,

                                                 1996
                                            (In Thousands

                                              of Dollars)

     Capital lease obligations                  $ 181
     Multi-employer pension obligation            447

          Total long-term debt including
            current maturities                    628

     Less:  current maturities                    116

          Total long-term debt                  $ 512

     Long-term liabilities consist of capital leases entered into for equipment of $27,300 in 1996 and $194,000 in 1995, respectively, and the long-term portion of the multi-employer pension fund liability (see Note
3). The debt to mature under the multi-employer pension fund liability is $79,400--1997; $79,400--1998;
$79,400--1999; $79,400--2000; and $59,500--2001.

Note 10 - Income taxes:

     Effective January 1, 1993, the Company has adopted the Statement of Financial Accounting Standards No. 109
(SFAS No.109), Accounting for Income Taxes.

     SFAS 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on differences between the financial statementand tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

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

     At December 31, 1996, it was determined that the valuation allowance should be reduced by $280,000. This determination was based primarily on the improvement in the Company's net income during 1996 and 1995.

     Accordingly, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize these future tax benefits.

     The changes in the valuation allowance resulted in the recording at December 31, 1995, of an income tax benefit of $52,000.

     If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense.
If, however, the Company achieves sufficient profitability to realize all of the deferred tax assets, the valuation allowance will be further reduced and reflected as an income tax benefit in future periods.

     The components of the net deferred tax asset are as follows at December 31, 1996:
                          (In Thousands
                            of Dollars)

  Deferred tax assets:
  Inventory reserve                $   105
  Accounts receivable reserve           10
  Deferred revenue                     110
  Deferred compensation                 27
  Deferred pension obligation           22
  Tax loss carryforward                944

    Total deferred tax assets        1,218

 Deferred tax liabilities:
  Depreciation                         (10)
  Valuation allowance                 (928)
Total net deferred tax assets      $   280
In 1996 and 1995, the Company utilized net operating loss carryforwards of $587,000 and $1,028,000, respectively.
The income tax expense results from the federal alternative tax which was allocated as follows:

                                       1996         1995
                      (In Thousands of Dollars)
   Income before extraordinary item  $  4         $   8
   Extraordinary item                   0             6
   Current income tax expense           4            14

   Deferred income tax benefit        (56)          228


   Net income tax (benefit)          $(52)        $(214)

     At December 31, 1996, the Company has available, for tax reporting purposes, net operating loss carryforwards of approximately $2,800,000 which expire through 2008.

     A reconciliation of income tax provision at federal statutory rate to the income tax provision at the effective tax rate as follows: The effective rate for 1996 and 1995 is 39%.

                                 1996         1995
                         (In Thousands of Dollars)
Income taxes computed at the
federal statutory rates         $ 230        $ 350
   State taxes
(net of federal benefit)           40           60
   Realization of benefits of tax loss
     carryforwards               (200)        (396)
   Valuation allowance
     adjusted                    (122)        (228)

    Net income tax (benefit)    $ (52)       $(214)


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

     The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

          Assumption                    1995 Plan

          Dividend Yield                      0%
          Risk-free Interest Rate          7.50%
          Expected Life                  3 Years
          Expected Volatility             24.89%

     The Company applies APB Option 25 in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized for the 1995 Plan in 1996 or 1995. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                   1996           1995
Net income
  As reported                     730,000       1,743,000
  Pro forma                       687,000       1,731,000

Primary earnings per share
  As reported                       0.20            0.48
  Pro forma                         0.19            0.47

Fully diluted earnings per share
  As reported                       0.20            0.48
  Pro forma                         0.19            0.47

     Following is a summary of the status of the 1995
Plan during 1996 and 1995:

                                             Weighted
                                             Average
                             Number of       Exercise
                              Shares          Price

Outstanding at 1/1/96        155,000       $ 0.24420

Granted                      145,000         0.89789
Exercised                    (10,000)        0.23437
Canceled                         0              --


Outstanding at 12/31/96      290,000       $ 0.57104

Options exercisable at
12/31/96                     290,000       $ 0.57104

Weighted average fair value
of options granted during 1996    $ 0.21708



                                             Weighted
                                             Average
                             Number of       Exercise
                             Shares          Price

Outstanding 1981 Plan at
               1/1/95         57,000  $0.31250-$0.34375
Granted                      155,000         0.24420
Exercised
Canceled 1981 Plan           (57,000)   0.31250-0.34375

Outstanding at 12/31/95      155,000       $ 0.24420

Options exercisable at
12/31/95                     155,000       $ 0.24420

Weighted average fair value
of options granted during 1995    $ 0.07894
     Following is a summary of the status of options
outstanding at December 31, 1996:
                               Outstanding Options         Exercisable Options
                                  Weighted
                                  Average      Weighted             Weighted
                                  Remaining    Average              Average
Exercise                          Contractual  Exercise             Exercise
Price Range          Number       Life         Price    Number      Price

$0.23437-$0.25781    145,000      2 years    $0.24420    145,000   $0.24420

$0.85937-$0.94531     145,000    3 years    $0.89789     145,000   $0.89789


     On March 11, 1997, the Board of Directors of the
Company adopted an amendment to the Companys Certificate of Incorporation to classify outstanding Common Stock, effective at the close of business April 10, 1997, as Series B Common Stock. The amendment authorizes the
Company to issue 40 million shares of Series B
Common Stock, $.01 par value per share, and 10 million shares of Series A Common Stock, par value $.01 per share. The Board of Directors also voted to distribute one share of Series A Common Stock on May 27, 1997, for each share of Series B Common Stock owned of record April
10, 1997.

Note 12 - Retirement and pension plans:

     The Company maintains a retirement plan for salaried employees (the Salaried Plan) which provides for defined benefits. The Company's funding policy is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974. In June
1989, the Company amended the Salaried Plan so that benefits would no longer accrue. During 1996, the Company accrued pension costs of $25,000 pursuant to Statement of Financial Accounting Standards No. 87, Employer's
Accounting for Pension Costs. The Company accounted for the curtailment in 1989 pursuant to Statement of Financial Accounting Standards No. 88, Employers
Accounting for Settlements and Curtailments of Defined
Benefit Plans and for Termination Benefits.

     The following table sets forth the funded status of the Salaried Plan assuming a discount rate of 6% at December 31, 1996:

                                            1996
                                       (In Thousands
                                        of Dollars)
Actuarial present value of projected
 benefit obligation including vested
 benefits of $705,000                            $ 705

Plan assets at fair value                          658

Plan assets less than projected
 benefit obligation consisting of:               $ (47)

     Unrecognized net transition liability       $ (22)
     Net accrued pension costs                     (25)

     Total                                       $ (47)

The expected long-term rate of return on assets was 7.0%.


     Unionized employees were included in a separate multi-employer pension plan to which the Company made monthly contributions in accordance with a contractual union agreement based on monthly hours worked. There was no related pension expense in 1996 and 1995. Due to the cessation of manufacturing operations at the Company's
Union, New Jersey, facility, the Company ceased being a participant in the multi-employer pension plan in February 1993 (see Note 3).


Note 13 - Commitments and contingencies:

     Employment agreement:

     In connection with the license agreement which provides for the Company to receive $120,000 annually pursuant to a consulting agreement (see Note 4), the Company entered into a four-year employment agreement which expired on December 31, 1996, with its president which requires a minimum annual salary of $200,000.

     Lease commitment:

     DynaTenn, Inc. (d/b/a DynaVac), a wholly-owned subsidiary which manufactures diversified industrial vacuum equipment, leased its facility in Weymouth, Massachusetts under an operating lease which expired on January 1, 1997. Rent charged to operations under this lease approximated $73,000 and $68,000 in 1996 and 1995, respectively. During September 1996, DynaVac leased a 27,900 square feet facility in Hingham, Massachusetts, for a term of six years. Effective January 1997, annual rentals are as follows: 1997--$147,000; 1998--$151,000;
1999--$157,000; 2000--$163,000; 2001--$169,000 and
2002--$176,000.

     Tenney Engineering, Inc. leases its facility in Union, New Jersey under an operating lease which expires in December 1998 (see Note 8). Rent charged to operations under this lease approximated $82,500 in 1996, and rent under a Use and Occupancy Agreement (see Note 8) was
$50,000 in 1995.

     Contingencies:

     The Company is not a party to any material pending legal proceeding.

Note 15 - Other income and (expense):

     Other income and (expense) consist of the following:
                                      1996         1995
                                    (In Thousands
                                          of Dollars)

     Interest expense                $ (21)       $ (74)
     Sale of Trademark (A)             100           -
     Interest income                                 21
     Other, net                        183           40

          Totals                     $ 262        $ (13)

     (A) In November 1996, the Company and Licensee agreed to the purchase by the Licensee of the rights, title and interest in the Tenney trademark (see Note 9).


Note 16 - Extraordinary item:

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

Note 17 - Major customer and concentrations of credit risk:

     Major customer:

     During the years ended December 31, 1996 and 1995, the Company did not have any major customer who contributed more than 10% of net revenue.

     Concentrations of credit risk:

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and inventories.
The Company places its cash and cash equivalents in highly liquid instruments with high credit quality financial institutions.

     In general, the Company's accounts receivable result from its manufacturing and servicing operations and reflect a broad customer base to primarily large-sized companies both nationally and internationally. Also, the Company routinely assesses the financial strength of its customers. As a consequence, with the exception of the major customer noted above and amounts due from the Licensee, concentration of credit risk are limited.

    The Company maintains cash balances at several financial institutions located in the Northeast. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, the Company's uninsured cash balance total approximately $461,000.

Note 18 - Supplemental schedule of noncash investing and financing activities:

     During 1996 the Company entered into two five-year capital leases totaling $27,300 for telephone equipment and service vans. During 1995 the Company recognized $869,000 in forgiveness of debt; and in addition entered into five-year capital leases in the amount of $194,000 for equipment.