Form 10QSB
period 1997-03-31
TENNEY ENGINEERING INC
filed 1997-05-14
CIK 97184

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

(908) 686-7870
(Issuers telephone number)

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

      State the number of shares outstanding of each of
the issuers classes of common equity, as of the latest
practicable date:
          Class          Outstanding at March 31, 1997
Common Stock $.01 par value        3,705,592

      Transitional Small Business Disclosure Format:
         Yes ____   No   X
TENNEY ENGINEERING, INC.

FORM 10-QSB

QUARTER ENDED MARCH 31, 1997

I N D E X




                                                PAGE

Part I - Financial Information

  Item 1.  Financial Statements

    Consolidated Condensed Balance Sheet -
      March 31, 1997                              3

    Consolidated Condensed Statements
      of Operations  - Three months ended
      March 31, 1997 and 1996                     4

    Consolidated Condensed Statements of
      Cash Flows -
      Three months ended March 31, 1997
      and 1996                                     5

    Notes to Consolidated Condensed Financial
      Statements                                   6

  Item 2.  Managements Discussion and Analysis

    Managements Discussion and Analysis
      of Financial Condition and Results
      of Operations                               17

Part II - Other Information                       19

TENNEY ENGINEERING, INC.
AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
MARCH 31, 1997
(In thousands of dollars - unaudited)

            ASSETS
Current Assets:
      Cash and cash equivalents                $    50
      Accounts receivable - net                  1,676
      Current portion of installment
        note receivables                            55
      Inventories                                  662
      Prepaid expenses and other current assets     13
      Deferred tax asset                       $   283
            Total Current Assets                 2,739
      Plant and equipment, net                     349
      Installment note receivable,
        noncurrent portion                         258
      Other assets                             $   215
            Total Assets                       $ 3,561

      LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
      Notes payable bank                       $   375
      Accounts payable and other
        accrued liabilities                        957
      Current portion of long-term
        capital leases                              43
      Accrued payroll and payroll taxes            197
      Billings in excess of estimated
        revenue on long-term contracts              59
      Pension obligation, current portion      $    73
            Total Current Liabilities            1,704

Long-term debt, net of current portion             482
            Total Liabilities                    2,186

Commitments and contingencies

Stockholders Equity:
      Preferred stock $.01 par value:
            Authorized 10,000,000 shares
            Issued and outstanding - none
      Common stock $.01 par value:
            Authorized 50,000,000 shares
            Issued 3,714,980 shares                 37
      Additional paid-in-capital                 2,297
      Retained earnings (deficit)                 (922)
                                                 1,412
Less treasury stock, 9,388 shares at cost           37
            Total Stockholders Equity            1,375
            Total Liabilities and
              Stockholders Equity              $ 3,561


See Notes to Consolidated Financial Statements.
TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(In thousands of dollars - unaudited)

                                          1997     1996

Net Revenue:
      Product and product related      $ 1,983  $ 2,030
      Service                              213      198
      Parts                                125      184
     License Fees                            0      111
            Totals                       2,321    2,523

Cost of Sales:
      Product and product related        1,535    1,668
      Service                              150      119
      Parts                                 68       77
            Totals                       1,753    1,864

Gross Profit                               568      659

Selling and administrative expenses        526      519

Income from operations                      42      140

Other expense (income):
      Interest expense                       4        4
      Other income, net                     (8)      (1)
            Totals                          (4)       3

Income before income taxes                  46      137
Income taxes (benefit)                      (3)    (13)

Net Income                             $    49    $ 150

Net Income per common share            $  0.01    $0.04




Exercise of options would not be dilutative.
TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
QUARTER ENDED MARCH 31, 1997 AND 1996
(In thousands of dollars - unaudited)

                                    1997        1996

Operating activities:
  Net income                      $   49   $   150
  Adjustments to reconcile income
   to net cash provided by
   (used in) operations:
     Depreciation and amortization    16        19
      Deferred tax asset              (3)      (67)
  Changes in operating assets and
   liabilities:
     Accounts and installments
      receivables                    (34)     (277)
     Inventories                    (197)      (94)
     Prepaid expenses and other
      current assets                  42       (13)
     Other assets                      3        (2)
     Accounts payable and other
      accrued liabilities           (503)      160
     Accrued payroll and payroll
      taxes                          (40)      105
     Billings in excess of
      estimated revenues            (227)       41
  Net cash provided by (used in)
    operating activities            (894)       22

Investing activities:
  Acquisition of equipment           (64)       (8)
     Cash used in investing
      activities                     (64)       (8)

Financing activities:
  Exercise of options and
   issuance of common stock            2         0
  Proceeds from working capital
   line of credit                    375         0
  Payments of note payable and
   long-term capital leases          (30)      (14)
  Net cash provided by (used in)
    financing activities             347       (14)

Net increase (decrease) in cash
 and cash equivalents               (611)        0
Cash and cash equivalents,
 beginning of year                   661       223


Cash and cash equivalents,
 end of period                    $   50   $   223

Supplemental disclosure of cash flow
 information:
   Interest paid                 $     4   $     4
   Income taxes paid             $     0   $    14

Note 1:

Summary of Accounting Policies:

The financial information enclosed herewith as at March
31, 1997 and for the three months ended March 31, 1996 is unaudited, and, in the opinion of the Company, reflects all adjustments (which included only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1997, the changes in cash flow for the three months ended March 31, 1997 and 1996 and the results of operation for these periods.

This quarterly report should be read in conjunction with the Companys 1996 Annual Report and the March 31, 1997
Managements Discussion and Analysis of Financial
Condition and Results of Operations.


Note 2:

Results of Operations:

The results of operations for the three months ended
March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 3:

Financial Condition and Results of Operation:

As shown in the accompanying consolidated financial statements, the Company has earned net income for the quarters March 31, 1997 and 1996, respectively, from operations, which has resulted in an improvement in the Company's financial position.



Note 4:

License agreement:

During 1992 the Company entered into a six-year licensing agreement with a manufacturer (the Licensee) of environmental conditioning equipment. The terms of the agreement, among others, provide for: the Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products;
the Company to receive license fees (up to a maximum of $1,900,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products; the Company to perform all servicing and installation of the aforementioned equipment.

In addition, the Company entered into a four-year consulting agreement which expired in December, 1996, with the Licensee whereby, for an annual fee of $120,000, the Company will make the services of the Companys president available to the licensee for a specified period of time.

During November, 1996, the Company and Licensee agreed to accelerate payment of license fees by having the Licensee prepay $532,000, representing the amount remaining of the $1,900,000 maximum license fee. In addition, the Tenney trademark was sold for the sum of $100,000.


Note 5:

Accounts receivable:

      Accounts receivable consist of the following:



                                  March 31,
                                    1997
                              (In thousands
                                of dollars)

      Accounts receivable, billed         $ 1,704

      Allowance for doubtful accounts         (28)

               Totals                     $ 1,676



At March 31, 1997, sales recognized on the percentage of completion method approximated $1,938,000.








Note 6:

Inventories:

      Inventories consist of the following:

                                     March 31,
                                       1997
                                  (In thousands
                                    of dollars)


   Raw materials                   $   761
     Work in process                     161

            Totals                       922

  Less:
     Provision for write-downs to
      estimated realizable value         260

            Totals                   $   662


Accumulated costs on long-term contracts recognized by the percentage of completion method (see Note 5) were approximately $1,549,000.


Note 7:

Property, Plant and Equipment:

Plant and equipment, which is stated at cost, is summarized as follows at March 31, 1997:

                                        March 31,
                                          1997
                                     (In thousands
                                       of dollars)

     Equipment                         $ 1,395
     Equipment under capital leases        352
                                         1,747


     Accumulated depreciation           (1,398)

            Total equipment - net      $   349

The Company leases certain equipment for use in its operations under capital leases. Plant and equipment at March 31, 1997, included capital leases of $352,000 and related accumulated depreciation of $177,000.

DynaTenn, Inc. (d/b/a DynaVac), a wholly owned subsidiary which manufactures diversified industrial vacuum equipment, leases its 27,900 square-foot facility in Hingham, Massachusetts, under an operating lease which became effective on January 1, 1997, for a term of six years. Rent charged to operations under this lease for the first quarter of 1997 approximated $26,400. During
1996, DynaVac leased a facility in Weymouth, Massachusetts, under an operating lease which expired on December 31, 1996. Rent charged to operations under this lease approximated $16,800 for the first quarter of 1996.

Tenney Engineering, Inc. leases its facility in Union, New Jersey, under an operating lease which expires in December 1998. Rent charged to operations under this lease approximated $17,500 and $33,300 in 1997 and 1996, respectively.

At March 31, 1997, the aggregate minimum rental commitments under non-cancelable leases for the period shown are as follows:

       Year       Capital Leases   Operating Leases
                   (In thousands of dollars)
       1997         $   41             $ 177
       1998             55               241
       1999             55               157
       2000             55               163
       2001             33               169

     Total          $  239             $ 907

 Less imputed interest  67
  Present value of net
    lease payments  $  172
  Less current
installments           43
Long-term debt
obligation at
March 31, 1997      $  129

Imputed interest was calculated using rates between 7.06% - 9.76%

Note 8:

Debt:

Debt  maturing  within  one  year consists of  the
following  at March 31,
                          1997             1996
                        (In thousands of dollars)

Notes payable - bank    $ 375             $ 0
Current portion of
capital leases             43              55
Current portion of
pension obligation         73             179

Total                  $  491           $234


On September 12, 1996, the Company and Summit Bank (the
Bank) entered into a Loan and Security Agreement for a $300,000 renewable working capital line of credit expiring May 1, 1997, with interest at 2% over the Banks prime lending rate (the Term Note). The Bank was granted a security interest in substantially all the Companys assets. At February 20, 1997, the Bank granted a temporary increase of $100,000 in the line of credit, raising it to $400,000. The Company as at March 31, 1997, owes $375,000 under this line. On April 23, 1997, the Bank increased the line of credit to $750,000 expiring on May 1, 1998, with interest at 1-3/4% over the Banks prime lending rate.

Long-term debt consists of the following at March 31,


                                                  1997
                                          (In thousands
                                           of dollars)

Capital lease obligations                        $  172
Multi-employer pension obligation                   426


Total long-term debt including
      current maturities                            598
   Less:  current maturities                        116

      Total long-term debt                       $  482



No new capital leases were entered into for equipment during the first quarter of 1997.

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

The Company received a demand from the Sheet Metal
Workers' National Pension Fund (the "Fund") for payment of a withdrawal liability in quarterly installments of $502,665 plus interest on overdue installments, statutory liquidated damages, attorneys fees and injunctive relief.

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

The Company had reserved on its balance sheet as at December 31, 1995, the sum of $581,835 for the withdrawal liability to the Fund. The Company will charge all the payments made to the Fund to this reserve account; and if all payments are made in accordance with the provisions of the Agreement, any balance in the reserve will be recognized as forgiveness of indebtedness when payments are complete. At March 31, 1997, the reserve approximated
$426,000.


Note 9:

Net Revenue:

Product and product-related net revenue includes revenue from the Companys manufacturing operation, sales of reconditioned equipment and rental income. Service revenue includes revenue from the servicing and installation of equipment and from the services of the Companys president provided to the Licensee during 1996
(see Note 4). Parts revenue includes revenue from the sale of replacement and spare parts for equipment previously manufactured by the Company, as well as equipment currently being manufactured under the Tenney name and competitors equipment.





Note 10:

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

At March 31, 1997, it was determined that the valuation allowance should be reduced by $3,000. This determination was based primarily on the improvement in the Company's net income during 1997 and 1996.

Accordingly, management believes that it is more likely
than not that the Company will generate sufficient
taxable income to realize these future tax benefits. The
changes in the valuation           allowance resulted in
the recording at March 31, 1997, of an income tax benefit of $3,000.

If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense.
If, however, the Company achieves sufficient profitability to realize all of the deferred tax assets, the valuation allowance will be further reduced and reflected as an income tax benefit in future periods.

The components of the net deferred tax asset are as follows at March 31,





                                                  1997
                                                (In thousands
                                                 of dollars)
Deferred tax assets:
     Inventory reserve                         $    85
     Accounts receivable reserve                    10
     Deferred compensation                          10
     Deferred pension obligation                   154
     Tax loss carryforward                         964
       Total deferred tax assets                 1,223

Deferred tax liabilities:
   Depreciation                                    (1)
   Valuation allowance                           (939)

    Total net deferred tax assets             $   283

At March 31, 1997 and March 31, 1996, the Company utilized net operating loss carryforwards of $55,000 and $191,000, respectively. The income tax expense results from the federal alternative tax which was allocated as follows:

                                1997            1996
                            (In thousands of dollars)

Current income tax expense    $   0          $  54

Deferred income tax benefit       (3)          (67)

Net income tax (benefit)       $  (3)        $ (13)

At March 31, 1997, the Company has available, for tax
reporting purposes, net operating loss          carryforwards
of approximately $2,745,000 which expire through 2008.

A reconciliation of income tax provision at federal statutory rate to the income tax provision at the effective tax rate as follows: The effective rate for 1997 and 1996 was 39%.


                                  1997         1996
                              (In thousands of dollars)

Income taxes computed at the
federal statutory rates        $   18       $   65
State taxes (net of federal
benefit)                            3           11
Realization of benefits of
tax loss carryforwards            (21)         (22)
Reduction of valuation
allowance                          (3)         (67)

  Net income tax (benefit)     $   (3)       $ (13)

Note 11:

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

            Assumption                          1995 Plan

            Dividend Yield                            0%
            Risk-free Interest Rate                7.50%
            Expected Life                        3 Years
            Expected Volatility                   23.96%

The Company applies APB Option 25 in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized for the 1995 Plan in 1997 or 1996. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                     1997         1996
Net income
  As reported                      49,000       150,000
  Pro forma                        46,000       140,000

Primary earnings per share
  As reported                       0.01           0.04
  Pro forma                         0.01           0.03

Fully diluted earnings per share
  As reported                       0.01           0.04
  Pro forma                         0.01           0.03



Following is a summary of the status of the 1995 Plan during the first quarter of 1997 and the year ended
December 31, 1996:


                                                Weighted
                                                Average
                              Number of         Exercise
                                Shares           Price
Outstanding at 1/1/97          290,000        $ 0.57104

Granted                         50,000          0.70468
Exercised                      (10,000)         0.23437
Canceled                       (10,000)         0.23437

Outstanding at 3/31/97         320,000        $ 0.61296

Options exercisable at 3/31/97 320,000        $ 0.61296

Weighted average fair value
of options granted during
the first quarter of 1997    $ 0.26412

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

Weighted average fair value
of options granted during 1996 $ 0.21708

Following is a summary of the status of options
outstanding at March 31, 1997:
                      Outstanding Options           Exercisable Options
                                     Weighted
                                     Average          Weighted                  Weighted
                                     Remaining        Average                   Average
  Exercise                           Contractual      Exercise                  Exercise
Price Range             Number       Life              Price            Number  Price
$0.23437-$0.25781     125,000        2 years         $0.24420         125,000   $0.24420

$0.85937-$0.94531     145,000        3 years         $0.89789         145,000   $0.89789

$0.70468               50,000        3 years         $0.70468          50,000   $0.70468

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


Note 12:

Commitments and contingencies:

Employment agreement:

In connection with the license agreement which provides for the Company to receive $120,000 annually pursuant to a consulting agreement (see Note 4), the Company entered into a four-year employment agreement with its president which required a minimum annual salary of $200,000 commencing in 1993 and which terminated in December 1996.

Lease commitments:

DynaTenn, Inc. (d/b/a DynaVac), a wholly owned subsidiary which manufactures diversified industrial vacuum equipment, leases its 27,900 square-foot facility in Hingham, Massachusetts, under an operating lease which became effective on January 1, 1997, for a term of six years. Rent charged to operations under this lease approximated $26,400 in 1997. During 1996, DynaVac leased a facility in Weymouth, Massachusetts, under an operating lease which expired on December 31, 1996. Rent charged to operations under this lease approximated
$16,800.

Tenney Engineering, Inc. leases its facility in Union, New Jersey, under an operating lease which expires in December 1998. Rent charged to operations under this lease approximated $17,500 and $33,300 in 1997 and 1996, respectively.

Contingencies:

The Company is not a party to any material pending legal proceeding.


 *   *   *

MANAGEMENTS  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Operating revenues and short-term borrowings under a working capital line of credit appear to be sufficient to cover corporate and associated administrative costs.

At March 31, 1997, the Companys cash and cash equivalents totaled $50,000, a difference of $611,000 from the balance of $661,000 as at December 31, 1996. Net cash used in operations totaled $894,000. The primary uses of cash were the paying of accounts payable
$503,000, the increase of inventory $197,000, and the reductions of billings in excess of estimated billings
$227,000. Cash was provided primarily by short-term borrowings of $375,000 under the working capital line of credit.

The Company is engaged in one industry segment: The engineering, marketing and manufacturing of diversified high-technology vacuum systems for space simulation, optic coating and sputtering; and provides service, refurbishing, upgrading, installation and sale or rental of reconditioned test equipment.


RESULTS OF OPERATIONS

Total net revenue for the three months ended March 31, 1997, of $2,321,000 compares to net revenue of $2,523,000 in the corresponding 1996 period.

Product and product-related net revenue for 1997 and 1996 was $1,983,000 and $2,030,000, respectively.

Service-related revenue of $213,000 for the three months ended March 31, 1997, compares to the first quarter 1996 revenue of $198,000, an increase of 7%. The increase is due primarily to higher maintenance contract revenues.
Included in the 1996 service revenue was revenue from the Licensees agreement for the use of the services of the Companys president of approximately $30,000.

Revenue related to the sale of parts totaled $125,000 and $184,000 for the quarters ended March 31, 1997 and 1996, respectively. The decrease was due to receiving fewer parts orders.

Due to the completion of the License agreement in November, 1996, there were no License fees earned during the quarter ended March 31, 1997. During the quarter
March 31, 1996, $111,000 was earned as license fee.

The Companys order backlog at March 31, 1997, December
31, 1996, and March 31, 1996 was approximately $888,080,
$2,440,000 and $4,080,200, respectively. The decrease is due primarily to an increase in completion of large contract sales at the Companys DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 75% for the quarter ended March 31, 1997, and compares to 74% for the corresponding 1996 period.

The first quarter 1997 cost of sales percentage of product and product-related sales was 77% and compares to a cost of sales of 82% during 1996. The decrease is due to an increased level of reconditioned equipment sales at higher margins.

Service cost of sale as a percentage of sales was 70% and 60% for the 1997 and 1996 quarters, respectively. The increase is due to lower sales in certain geographic areas that did not cover fixed costs.

Cost of sales as a percentage of sales during 1997 for parts was 54% and compares to 42% for the 1996 corresponding period. The increase was due to the type of parts sold.

Selling and administrative expenses for the first quarter of 1997 was $526,000 and compares to expenses of $519,000 in the 1996 period.

Interest expense was $4,000 in 1997 and compares to expense of $4,000 in the 1996 period.

The first quarter net income was $49,000 and $150,000 in 1997 and 1996, respectively.

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)   Exhibits

      (27)  Financial Data Schedule

(b)   Reports on Form 8-K

      A report on Form 8-K for an event occurring on March 14, 1997, was filed for Item 5, reporting a reclassification of stock and a stock distribution.





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



Dated:  May 14, 1997