Form 10QSB
period 1997-06-30
TENNEY ENGINEERING INC
filed 1997-08-14
CIK 97184

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          Class                     Outstanding at June 30, 1997
Series A Common Stock $.01 par
value                                         3,714,842
Series B Common Stock $.01 par
value                                         3,714,842

     Transitional Small Business Disclosure Format:
         Yes ____   No   X
TENNEY ENGINEERING, INC.

FORM 10-QSB

QUARTER ENDED JUNE 30, 1997

I N D E X


                                                            PAGE

Part I - Financial Information

  Item 1.  Financial Statements

    Consolidated Condensed Balance Sheet - June 30, 1997       3

    Consolidated Condensed Statements of Operations  -
      Three and six months ended June 30, 1997 and 1996        4

    Consolidated Condensed Statements of Cash Flows -
      Six months ended June 30, 1997 and 1996                  5

    Notes to Consolidated Condensed Financial Statements       6

  Item 2.  Management's Discussion and Analysis

    Management's Discussion and Analysis of Financial

      Condition and Results of Operations                     17

Part II - Other Information                                   19


TENNEY ENGINEERING, INC.
AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
JUNE 30, 1997
(In thousands of dollars - unaudited)

          ASSETS
Current Assets:
     Cash and cash equivalents                          $    89
     Accounts receivable - net                            1,409
     Current portion of installment note receivables         55
     Inventories                                            559
     Deferred tax asset                                     310
          Total Current Assets                            2,422
     Plant and equipment, net                               385
     Installment note receivable, noncurrent portion        258
     Other assets                                           205
          Total Assets                                  $ 3,270

     LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
     Notes Payable Bank                                 $   645
     Accounts payable and other accrued liabilities         794
     Current portion of long-term capital leases             43
     Accrued payroll and payroll taxes                      207
     Billings in excess of estimated revenue on
       long-term contracts                                  226
     Pension obligation, current portion                     73
          Total Current Liabilities                       1,988

Long-term debt, net of current portion                      488
          Total Liabilities                               2,476

Commitments and contingencies

Stockholders Equity:
     Preferred stock $.01 par value:
          Authorized 5,000,000 shares
          Issued and outstanding - none
     Common stock $.01 par value:
          Authorized 10,000,000 shares - Series A
          Issued 3,727,980 shares                            37
          Authorized 40,000,000 shares - Series B
          Issued 3,727,980 shares                            37
     Additional paid-in-capital                           2,263
     Retained earnings (deficit)                         (1,503)
          Total                                             834
Less treasury stock, 26,276 shares of Common
     Stock at cost                                           40
          Total Stockholders Equity                         794
          Total Liabilities and Stockholders Equity     $ 3,270


See Notes to Consolidated Financial Statements.

TENNEY ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                            (In thousands of dollars -
                             except per share amounts)

                          Three Months Ended      Six Months Ended

                               June 30,                June 30,

                           1997        1996        1997      1996

Net Revenue:
 Product and product
 related                 $  919      $2,272      $2,902    $4,302
  Service                   276         179         489       377
  Parts                     152         171         277       355
  License Fees                0         111           0       222

        Totals            1,347       2,733       3,668     5,256


Cost of Sales:
  Product and product
  related                 1,140       1,826       2,675     3,494
  Service                   164         143         314       262
  Parts                      98          57         166       134
        Totals            1,402       2,026       3,155     3,890

Gross Profit (Loss)         (55)        707         513     1,366

Selling and administrative
  expenses                  549         519       1,075     1,038

Income (Loss) from
 operations                (604)        188        (562)      328

Other expense (income):
  Interest expense            5           6           9        10
  Other income, net          (1)        ( 4)        ( 9)      ( 5)
        Totals                4           2           0         5


Income (Loss) before
income taxes              $ (608)     $  186     $  (562)   $  323
Income taxes (benefit)      ( 27)        (11)       ( 30)      (24)
Net Income (Loss)         $ (581)     $  197      $ (532)   $  347

Net Income (Loss)per common share
  Series A                 $(0.08)     $ 0.02      $(0.07)   $ 0.05
  Series B                  (0.08)       0.02       (0.07)     0.05


Exercise of options would not be dilutative.
See Notes to Consolidated Condensed Financial Statements.

TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(In thousands of dollars - unaudited)

                                                  1997      1996

Operating activities:
  Net income (Loss)                             $ (532)   $  347
  Adjustments to reconcile income (loss)to
  net cash provided by (used in) operations:
     Depreciation and amortization                  44        41
     Tax asset                                     (30)      (22)
  Changes in operating assets and liabilities:
     Accounts and installments receivables         233      (398)
     Inventories                                  ( 94)     (316)
     Prepaid expenses and other current assets      55        45
     Other assets                                   13        (3)
     Accounts payable and other accrued
      liabilities                                 (666)      244
     Accrued payroll and payroll taxes            ( 30)      113
     Billings in excess of estimated revenues     ( 60)      112
  Net cash provided by (used in)operating
     activities                                 (1,067)      163

Investing activities:
  Acquisition of equipment                        (107)      (31)
     Cash used in investing activities            (107)      (31)

Financing activities:
  Exercise of options and issuance of
     common stock                                    2         0
  Proceeds from working capital line of credit     645         0
  Payments of note payable  and long-term
      capital leases                               (45)      (35)
     Net cash provided by (used in)
      financing activities                         602       (35)

Net increase (decrease) in cash and cash
 equivalents                                      (572)       97
Cash and cash equivalents, beginning of year       661       223

Cash and cash equivalents, end of period        $   89    $  320

Supplemental disclosure of cash flow
 information:
   Interest paid                                $    9    $   10
   Income taxes paid                            $    0    $    0



See Notes to Consolidated Condensed Financial Statements.






Note 1:

Summary of Accounting Policies:

The financial information enclosed herewith as at June 30, 1997 and for the three and six months ended June 30, 1997 is unaudited, and, in the opinion of the Company, reflects all adjustments (which included only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 1997, the changes in cash flow for the six months ended June 30, 1997 and 1996 and the results of operation for these periods.

This quarterly report should be read in conjunction with the Company's 1996 Annual Report and the June 30, 1997 Management's
Discussion and Analysis of Financial Condition and Results of
Operations.


Note 2:

Results of Operations:

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 3:

Financial Condition and Results of Operation:

As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the second quarter and year-to-date period ended June 30, 1997 and earned income for the corresponding second quarter and year-to-date period ended June 30, 1996, from operations, which has resulted in an erosion of the Company's financial position.



Note 4:

License agreement:

During 1992 the Company entered into a six-year licensing agreement with a manufacturer (the "Licensee") of environmental conditioning equipment. The terms of the agreement, among others, provide for: the Licensee to manufacture and sell environmental test chambers and other equipment under the Tenney name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; an option for the Licensee to purchase the Company's rights, title and interest in the Tenney trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products; the Company to perform all servicing and installation of the aforementioned equipment.

In addition, the Company entered into a four-year consulting agreement which expired in December, 1996, with the Licensee whereby, for an annual fee of $120,000, the Company made the services of the Company's president available to the licensee on a part-time basis.

During November, 1996, the Company and Licensee agreed to accelerate payment of license fees by having the Licensee prepay
$532,000, representing the amount remaining of the $1,900,000 maximum license fee. In addition, the "Tenney" trademark was sold for the sum of $100,000.


Note 5:

Accounts receivable:

Accounts receivable consist of the following:



                                                  June 30,
                                                    1997
                                               (In thousands
                                                 of dollars)

Accounts receivable, billed                     $   661
     Accounts receivable, unbilled                  776

Allowance for doubtful accounts                     (28)

               Totals                           $ 1,409



At June 30, 1997, sales recognized on the percentage of completion method approximated $2,791,000.





Note 6:

Inventories:

Inventories consist of the following:

                                                 June 30,


                                                   1997
                                              (In thousands
                                                of dollars)




Raw materials                                    $   228
     Work in process                                 591

          Totals                                     819

  Less:
     Provision for write-downs to estimated
     realizable value                                260

          Totals                                 $   559


Accumulated costs on long-term contracts recognized by the percentage of completion method (see Note 5) were approximately
$2,798,000.


Note 7:

Property, Plant and Equipment:

Property, plant and equipment, which is stated at cost, is summarized as follows at June 30, 1997:

                                                  June 30,
                                                    1997
                                               (In thousands
                                                 of dollars)

     Leasehold Improvements                       $    59
     Equipment                                      1,517

     Equipment under capital leases                   235
                                                    1,811


     Accumulated depreciation                      (1,426)

          Total property, plant and
          equipment - net                         $   385

The Company leases certain equipment for use in its operations under capital leases. Plant and equipment at June 30, 1997, included capital leases of $235,000 and related accumulated depreciation of $ 75,000.

DynaTenn, Inc. (d/b/a "DynaVac"), a wholly owned subsidiary which manufactures diversified industrial vacuum equipment, leases its 27,900 square-foot facility in Hingham, Massachusetts, under an operating lease which became effective on January 1, 1997, for a term of six years. Rent charged to operations under this lease for the first and second quarters of 1997 approximated $67,100. During 1996, DynaVac leased a facility in Weymouth, Massachusetts, under an operating lease which expired on December 31, 1996. Rent charged to operations under this lease approximated $35,000 for the first and second quarters of 1996.

Tenney Engineering, Inc. leases its facility in Union, New Jersey, under an operating lease which expires in December 1998. Rent charged to operations under this lease approximated $47,000 and $35,000 for the first and second quarters of 1997 and 1996, respectively.

At June 30, 1997, the aggregate minimum rental commitments under non-cancelable leases for the period shown are as follows:


                  Year       Capital Leases     Operating Leases
                                   (In thousands of dollars)
                  1997           $   41             $  177
                  1998               57                241
                  1999               57                157
                  2000               57                163
                  2001               36                169
                  Total          $  248             $  907

  Less imputed interest              51
  Present value of net
    lease payments               $  197
  Less current installments          43
  Long-term debt obligation
    at June 30, 1997             $  154


Imputed interest was calculated using rates between 7.06% - 9.76%







Note 8:

Debt:

Debt  maturing  within  one  year consists of  the  following  at
June 30,
                                           1997      1996
                                            (In thousands
                                              of dollars)

Notes payable - bank                       $ 645   $    0
Current portion of capital leases             43       55
Current portion of pension obligation         73      179

     Total                                $  761   $  234


On September 12, 1996, the Company and Summit Bank (the "Bank") entered into a Loan and Security Agreement for a $300,000 renewable working capital line of credit expiring May 1, 1997, with interest at 2% over the Bank's prime lending rate (the "Term Note"). The Bank was granted a security interest in substantially all the Company's assets. At February 20, 1997, the Bank granted a temporary increase of $100,000 in the line of credit, raising it to $400,000. On April 23, 1997, the Bank increased the line of credit to $750,000 expiring on May 1, 1998, with interest at 1-3/4% over the Bank's prime lending rate (8.50% at June 30, 1997). As at June 30, 1997, the Company owed to the Bank the amount of $645,000, under this working capital line of credit.

Long-term debt consists of the following at June 30,


1997
                                                   (In thousands
                                                     of dollars)

     Capital lease obligations                        $  197
     Multi-employer pension obligation                   407

          Total long-term debt including
           current maturities                            604
          Less:  current maturities                      116

           Total long-term debt                       $  488


One new capital lease was entered into for equipment during the second quarter of 1997.

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

The Company received a demand from the Sheet Metal Workers'
National Pension Fund (the "Fund") for payment of a withdrawal liability in quarterly installments of $502,665 plus interest on overdue installments, statutory liquidated damages, attorneys' fees and injunctive relief.

The Company negotiated with the Fund the amount of the liability and an installment payment schedule.

On September 6, 1996, the Company agreed to a settlement of the matter proposed by the Fund and it executed a Settlement Agreement(the "Agreement"). Among other matters, the Agreement provides that the Company shall pay the Fund $720,090 (the "Settled Amount") on account of the withdrawal liability, statutory interest and counsel fees; provided, however, that if the Company pays to the Fund the amount of $397,330 principal, plus interest of $74,455, totaling $471,785 -- $75,000 upon signing and sixty (60)
monthly payments of $6,613.09 commencing October 1, 1996 -- the Fund would accept the total of $471,785 in satisfaction of the total withdrawal liability.

The Agreement contains various representations and warranties by the Company. In the event that timely payments are not made or the Company otherwise defaults under the Agreement, the Settled Amount will be due the Fund, less any payments received. The Company has made all payments to the Fund when they are due, and continues to do so.

The Company had reserved on its balance sheet as at December 31, 1995, the sum of $581,835 for the withdrawal liability to the Fund. The Company will charge all the payments made to the Fund to this reserve account; and if all payments are made in accordance with the provisions of the Agreement, any balance in the reserve will be recognized as forgiveness of indebtedness when payments are complete. At June 30, 1997, the reserve approximated $407,000.




Note 9:

Net Revenue:

Product and product-related net revenue includes revenue from the Company's manufacturing operation, sales of reconditioned equipment and rental income. Service revenue includes revenue from the servicing and installation of equipment and from the services of the Company's president provided to the Licensee during 1996 (see
Note 4). Parts revenue includes revenue from the sale of replacement and spare parts for equipment previously manufactured by the Company, as well as equipment currently being manufactured under the "Tenney" name and competitors' equipment.


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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. While management believes that the total deferred tax asset will eventually be fully realized by future operations, as a result of the losses experienced prior to 1994, management recorded a valuation allowance equal to 100% of the deferred tax asset upon adoption of SFAS 109 on January 1, 1993. As a result, the initial adoption of SFAS 109 had no impact on the Company's consolidated financial statements.

At June 30, 1997, it was determined that the valuation allowance should be increased. This determination was based primarily on the Company's net loss during the second quarter of 1997 and management's belief that it is more likely than not that the Company will generate sufficient taxable income to realize these future tax benefits. As the Company achieves sufficient profitability to realize all of the deferred tax assets, the assets will be reduced through a charge to expense.

At June 30, 1997 and June 30, 1996, the Company utilized net operating loss carryforwards of $0 and $408,000, respectively.

At June 30, 1997, the Company recognized an income tax benefit from the net operating loss carryforward of $30,000. The income tax
(benefit) was allocated as follows:

                                         1977          1996
                                     (In thousands of dollars)

     Current income tax expense         $   0         $   4

     Deferred income tax benefit          (30)          (28)

       Net income tax (benefit)         $ (30)        $ ( 4)


As at June 30, 1997, the Company has available, for tax reporting purposes, net operating loss carryforwards of approximately
$2,745,000 which expire through 2008.

A reconciliation of income tax provision at statutory rate to the
income tax provision at the effective tax rate is as follows:   The
effective rate for 1997 and 1996 was 39%.

                                          1997         1996
                                     (In thousands of dollars)

Income taxes computed at the federal
  statutory rates                       $    0       $  156
State taxes (net of federal benefit)         0           27
Recognition of benefits of tax loss
  carryforwards                            (30)        (179)
Reduction of valuation allowance             0          (28)

  Net income tax (benefit)              $  (30)       $ (24)



Note 11:

Common stock:

On March 11, 1997 the Board of Directors amended the Certificate of Incorporation to provide that Common Stock may be issued in two series, denominated Series A and Series B. All issued shares of Common Stock on April 10, 1997 were classified Series B Common Stock. The Board of Directors declared a distribution payable May 27, 1997 of one share of Series A Common stock for each share of Series B Common Stock held of record at the close of business on April 10, 1997.

Outstanding options were adjusted effective the close of business April 10, 1997, so that Optionees have the right to buy a unit consisting of one share of Series A Common Stock and one share of Series B Common Stock for each share of Common Stock to which the option relates at a price per unit equal to the price per share of Common Stock specified in the outstanding option. The 1995 Incentive Stock Option Plan was amended to relate to an additional 330,000 shares of Series A Common Stock.

On May 26, 1995, at the annual meeting, a new ten-year incentive stock option plan for officers and key employees was approved and adopted relating to 400,000 share of Common Stock. The plan provided that options could be granted from time to time at a price of not less than 100% of the fair market value of the Common Stock as of the date of grant for officers and employees who own less than 10% of the voting stock of the Company and 110% of fair market value for those officers and employees who own more than 10% of the voting stock (affiliate employees). Options granted are exercisable immediately and terminate no later than ten years from date of grant (five years from date of grant for affiliate employees).

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

          Assumption                    1995 Plan

          Dividend Yield                      0%
          Risk-free Interest Rate          7.50%
          Expected Life                  2 Years
          Expected Volatility             52.50%

The Company applies APB Option 25 in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized for the 1995 Plan in 1997 or 1996. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:







                                    1997            1996
Net income
  As reported                    (532,000)        347,000
  Pro forma                      (539,000)        340,000

Primary earnings per share
  As reported                      (0.14)           0.10
  Pro forma                        (0.14)           0.10

Fully diluted earnings per share
  As reported                      (0.14)           0.10
  Pro forma                        (0.14)           0.10


Following is a summary of the status of the 1995 Plan during the first quarter of 1997 and the year ended December 31, 1996:

                                                   Weighted
                                                    Average
                                    Number of      Exercise
                                   Shares/Units      Price
Outstanding shares at 1/01/97        290,000      $ 0.57104

Granted                               50,000        0.70468
Exercised                            (23,000)       0.23437
Canceled                             (10,000)       0.23437
Outstanding  units at 6/30/97        307,000      $ 0.60896

Units exercisable at 6/30/97         307,000      $ 0.60896

Weighted average fair value
of options granted during
the first six months of 1997       $ 0.70468

                                                   Weighted
                                                    Average
                                    Number of      Exercise
                                      Shares         Price
Outstanding at 1/1/96                155,000      $ 0.24420

Granted                              145,000        0.89789
Exercised                            (10,000)       0.23437
Canceled                                   0              0

Outstanding at 12/31/96              290,000      $ 0.57104

Options exercisable at 12/31/96      290,000      $ 0.57104

Weighted average fair value
of options granted during 1996     $ 0.90007

Following is a summary of the status of options outstanding at June
30, 1997:
                    Outstanding Units           Exercisable Units
                            Weighted
                            Average     Weighted          Weighted
                            Remaining    Average          Average
Exercise                    Contractual  Exercise         Exercise
Price Range         Number   Life        Price    Number  Price

$0.23437-$0.25781  112,000  2 years    $0.24420  112,000   $0.24420

$0.85937-$0.94531  145,000  3 years    $0.89789  145,000   $0.89789

$0.70468            50,000  3 years    $0.70468   50,000   $0.70468

Note 12:

Commitments and contingencies:

Lease commitments:

DynaTenn, Inc. (d/b/a "DynaVac"), a wholly owned subsidiary which manufactures diversified industrial vacuum equipment, leases its 27,900 square-foot facility in Hingham, Massachusetts, under an operating lease which became effective on January 1, 1997, for a term of six years. Rent charged to operations under this lease approximated $67,500 for the first and second quarters ended June 30, 1997. During 1996, DynaVac leased a facility in Weymouth, Massachusetts, under an operating lease which expired on December 31, 1996. Rent charged to operations under this lease approximated $35,000 for the first and second quarters ended June 30, 1996.

Tenney Engineering, Inc. leases its facility in Union, New Jersey, under an operating lease which expires in December 1998. Rent charged to operations under this lease approximated $47,000 for the first and second quarters ended June 30, 1997 and $35,000 for the first and second quarters ended June 30, 1996.

Non-Cash Activities:

During the second quarter ended June 30, 1997, the Company entered into a capital lease for five years for telephone equipment in the amount of $21,000.

Contingencies:

The Company is not a party to any material pending legal proceeding.

                           *   *   *

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

INTRODUCTION

The Company is engaged in the engineering, marketing and manufacturing of diversified high-technology vacuum systems for space simulation, optic coating and sputtering; and provides service, refurbishing, upgrading, installation and sale or rental of reconditioned test equipment.

LIQUIDITY

At June 30, 1997, the Company's cash and cash equivalents totaled $89,000, a difference of $572,000 from the balance of $661,000 as at December 31, 1996. Net cash used in operations totaled $1,065,000. The primary uses of cash were the paying of accounts payable $666,000, and a decrease of accounts receivable of $233,000. Cash was provided primarily by short-term borrowings of $645,000 under the working capital line of credit.

The amount available to be borrowed under the Company's working capital line of credit appears not to be sufficient to cover corporate and associated administrative costs should the quarterly negative cash flow continue. However, management believes that the timely completion of the order backlog at June 30, 1997 will be sufficient to cover corporate and associated administrative costs. If the timely completion of the backlog is not accomplished, the Company may experience a temporary strain on liquidity.




RESULTS OF OPERATIONS

Total net revenue for the second quarter and year-to-date periods ended June 30, 1997, of $1,347,000 and $3,668,000 compares to net revenue of $2,773,000 and $5,256,000 in the corresponding 1996 period.

Product and product-related net revenue for the second quarter and year-to-date periods ended June 30, 1997 was $919,000 and $2,902,000, respectively, and compares to 1996 revenue of $2,272,000 and $5,256,000 in the corresponding periods, respectively. The change is due to the amount of revenue recognized under the percentage of completion for long-term projects that were being worked on in our DynaVac subsidiary.

Service-related revenue of $276,000 for the second quarter and $489,000 for the year-to-date periods ended June 30, 1997, compares to the same periods in 1996 of revenue of $179,000, and $377,000, respectively. The increase is due primarily to higher maintenance contract revenues. Included in service revenue for the second quarter and year-to-date 1996 periods was revenue from the Licensee's agreement for the use of the services of the Company's president of approximately $30,000 and $60,000, respectively.

Revenue related to the sale of parts totaled $152,000 and $277,000 for the second quarter and year-to-date periods ended June 30, 1997, respectively. For the second quarter and year-to- date periods ended June 30, 1996, revenue related to the sale of parts was $171,000 and $355,000, respectively. The decrease was due to receiving fewer parts orders.

Due to the completion of the License agreement in November, 1996, there were no License fees earned during the quarter and year-to-date periods ended June 30, 1997. During the corresponding periods ended June 30, 1996, $111,000, and $222,000, were earned as license fees, respectively.

The Company's order backlog at June 30, 1997, December 31, 1996, and June 30, 1996 was approximately $1,400,000, $2,440,000 and
$5,059,000, respectively. The decrease is due primarily to a general slow-down in receiving large contract orders at the Company's DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 104%, and 86% for the second quarter and year-to-date periods ended June 30, 1997, and compares to 74% for the corresponding 1996 periods.

The second quarter and year-to-date periods ended June 30 ,1997, cost of sales percentage of product and product-related sales was 124% and 92%, respectively, and compares to a cost of sales of 81% during the same 1996 period. The increase is due to labor costs for the move into larger facilities at our DynaVac subsidiary.

Service cost of sale as a percentage of sales was 59% and 64% for the 1997 second quarter and year-to-date periods ended June 30, 1997. This compares to 80% and 69% for the 1996 periods ended June 30, 1996. The decrease is due to utilizing manpower more efficiently and controlling overhead fixed costs.

Cost of sales as a percentage of sales for the second quarter and year-to-date periods ended June 30, 1997 for parts was 64% and 60%, respectively, and compares to 33% and 34% for the 1996 corresponding periods. The increase was due to the type of parts sold.

Selling and administrative expenses for the second quarter and year-to-date for the periods ended June 30, 1997 was $549,000 and $1,075,000, and compares to expenses of $519,000 and $1,038,000 in the 1996 periods.

Interest expense was $5,000 and $9,000, respectively, for the second quarter and year-to-date periods ended June 30, 1997, and compares to expense of $6,000 and $10,000, respectively, in the 1996 periods.

The second quarter and year-to-date periods ended June 30, 1997 net loss was $(611,000) and $(562,000), respectively, and compares to net income of $197,000 and $347,000 for the corresponding periods ended June 30, 1996. During the second quarter of 1997, the Company at its DynaVac subsidiary experienced higher than normal manpower costs.



PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     On March 11, 1997 the Registrant filed an amendment to its Certificate of Incorporation to classify outstanding Common Stock, effective at the close of business April 10, 1997, as Series B Common Stock. The amendment authorizes the Registrant to issue 40,000,000 shares of Series B Common Stock, $.01 par value per share and 10,000,000 shares Series A Common Stock, $.01 par value per share. The rights and privileges of each series of Common Stock are set forth in the amendment, Exhibit 3(i) to this quarterly report. Qualified by reference to the language of the amendment setting forth the rights and privileges of each series, the Series A Common Stock will have ten (10) votes per share on all matters requiring shareholders' vote and the Series B Common Stock will have one (1) vote per share. In other respects, the Series A and Series B Common Stock are substantially identical.


Item 6.  Exhibits

(a)  Exhibits

(3) (I)   Amendment to certificate of Incorporation filed with the
Secretary of State of New Jersey on March 11, 1997 filed as Exhibit
(c)(i) to current report on form 8-K for an event occurring March
14, 1997 and incorporated herein by reference.

     (27)      Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8K were filed during the quarter ended June 30
, 1997.




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



Dated:  August 14, 1997





20TENNEY ENGINEERING, INC.AND SUBSIDIARIESNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS