Form 10QSB
period 1997-09-30
TENNEY ENGINEERING INC
filed 1997-11-13
CIK 97184

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          Class                 Outstanding at September 30, 1997
Series A Common Stock
$.01 par value                              3,714,842
Series B Common Stock
$.01 par value                              3,714,842

     Transitional Small Business Disclosure Format:
         Yes ____   No   X
TENNEY ENGINEERING, INC.

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 1997

I N D E X


                                                            PAGE

Part I - Financial Information

  Item 1.  Financial Statements

    Consolidated Condensed Balance Sheet -
     September 30, 1997                                        3

    Consolidated Condensed Statements of Operations  -
      Three and nine months ended September 30,
       1997 and 1996                                           4

    Consolidated Condensed Statements of Cash Flows -
      Nine months ended September 30, 1997 and 1996            5

    Notes to Consolidated Condensed Financial Statements       6

  Item 2.  Management's Discussion and Analysis

    Management's Discussion and Analysis of Financial

      Condition and Results of Operations                     17

Part II - Other Information                                   19




TENNEY ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 30, 1997
(In thousands of dollars - unaudited)

          ASSETS
Current Assets:
     Cash and cash equivalents                          $    78
     Accounts receivable - net                            1,370
     Current portion of installment note receivables         55
     Inventories                                            617
     Deferred tax asset                                     310
          Total Current Assets                            2,430
     Plant and equipment, net                               409
     Installment note receivable, noncurrent portion        215
     Other assets                                           205
          Total Assets                                  $ 3,259

     LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
     Note Payable - Bank                                    750
     Accounts payable and other accrued liabilities         997
     Current portion of long-term capital leases             40
     Accrued payroll and payroll taxes                      180
     Billings in excess of estimated revenue on
       long-term contracts                                  268
     Pension obligation, current portion                     73
          Total Current Liabilities                       2,308

Long-term debt, net of current portion                      497
          Total Liabilities                               2,805

Commitments and contingencies

Stockholders Equity:
     Preferred stock $.01 par value:
          Authorized 5,000,000 shares
          Issued and outstanding - none
     Common stock $.01 par value:
          Authorized 50,000,000 shares
          Issued 3,727,980 shares Series A                   37
          Issued 3,727,980 shares Series B                   37
     Additional paid-in-capital                           2,263
     Retained earnings (deficit)                         (1,843)
                                                            494
Less treasury stock, 26,276 shares at cost                   40
          Total Stockholders Equity                         454
          Total Liabilities and Stockholders Equity     $ 3,259

See Notes to Consolidated Financial Statements.

TENNEY ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                 (In thousands of dollars -
                                 except per share amounts)
                           Three Months Ended     Nine Months Ended

                           September 30,          September 30,
                         1997        1996        1997      1996
Net Revenue:
Product and product
 related               $1,002      $1,616      $3,904    $5,918
  Service                 253         304         742       681
  Parts                   104         140         381       495
  License Fees              0         122           0       344
        Totals          1,359       2,182       5,027     7,438


Cost of Sales:
  Product and product
 related                1,019       1,528       3,694     5,022
  Service                 136         197         450       459
  Parts                    79          60         245       194
        Totals          1,234       1,785       4,389     5,675

Gross Profit              125         397         638     1,763

Selling and administrative
  expenses                471         328       1,546     1,366

Income (loss) from
            operations   (346)         69        (908)      397

Other expense (income):
  Interest expense          4           6          13        16
  Other income, net       (10)          0         (19)      ( 5)
        Totals            ( 6)          6         ( 6)       11

Income (Loss) before
  income taxes           (340)         63        (902)      386
Income taxes (benefit)      0         ( 3)       ( 30)     ( 27)

Net Income (Loss)      $ (340)     $   66      $ (872)   $  413

Net Income (Loss) per
  Common Share:
        Series A       $(0.04)     $ 0.01      $(0.12)   $ 0.06
        Series B        (0.04)       0.01       (0.12)     0.06


Exercise of options would not be dilutative.
See Notes to Consolidated Condensed Financial Statements.

TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(In thousands of dollars - unaudited)

                                                  1997      1996
Operating activities:
  Net income (loss)                             $ (872)  $   413
  Adjustments to reconcile income (loss) to
   net cash provided by (used in) operations:
     Depreciation and amortization                  59        62
     Tax asset                                     (30)      (31)
  Changes in operating assets and liabilities:
     Accounts and installments receivables         315      (351)
     Inventories                                  (152)     (307)
     Prepaid expenses and other current assets      55        43
     Other assets                                   13       (38)
     Accounts payable and other accrued
      liabilities                                 (463)     (292)
     Accrued payroll and payroll taxes              57        98
     Billings in excess of estimated revenues      (18)      124
  Net cash used in operating activities         (1,150)     (279)

Investing activities:
  Acquisition of equipment                        (167)      (71)
     Cash used in investing activities            (167)      (71)

Financing activities:
  Exercise of options and issuance of
    Common Stock                                     2         2
  Proceeds from working capital line of credit     750       245
  Payments of note payable and long-term
    capital leases                                (100)        0
  Acquisition of leases                             82         0
     Net cash provided by financing
       activities                                  734       247

Net decrease in cash and cash equivalents         (583)     (103)
Cash and cash equivalents, beginning of year       661       223

Cash and cash equivalents, end of period        $   78    $  120

Supplemental disclosure of cash flow
 information:
   Interest paid                                $   53    $   16
   Income taxes paid                            $    0    $    0

See Notes to Consolidated Condensed Financial Statements.




Note 1:

Summary of Accounting Policies:

The financial information enclosed herewith as at September 30, 1997 and for the three and nine months ended September 30, 1997 is unaudited, and, in the opinion of the Company, reflects all adjustments (which included only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1997, the changes in cash flow for the nine months ended September 30, 1997 and 1996 and the results of operation for these periods.

This quarterly report should be read in conjunction with the Company's 1996 Annual Report and the September 30, 1997
Management's Discussion and Analysis of Financial Condition and
Results of Operations.


Note 2:

Results of Operations:

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 3:

Financial Condition and Results of Operation:

As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the third quarter and year- to-date period ended September 30, 1997 and earned income for the corresponding quarter and year-to-date period ended September 30, 1996, from operations. The net loss has resulted in an erosion of the Company's financial position.


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


Note 5:

Accounts receivable:

Accounts receivable consist of the following:



                                                September 30,
                                                    1997
                                               (In thousands
                                                 of dollars)

Accounts receivable, billed                       $   804
     Accounts receivable, unbilled                    594

Allowance for doubtful accounts                       (28)

               Totals                             $ 1,370



At September 30, 1997, sales recognized on the percentage of completion method approximated $3,747,000.





Note 6:

Inventories:

Inventories consist of the following:

                                               September 30,

                                                   1997
                                              (In thousands
                                                of dollars)




Raw materials                                    $   326
     Work in process                                 551

          Totals                                     877

  Less:
     Provision for write-downs to estimated
     realizable value                                260

          Totals                                 $   617


Accumulated costs on long-term contracts recognized by the percentage of completion method (see Note 5) were approximately
$3,678,000.


Note 7:

Property, Plant and Equipment:

Property, plant and equipment, which is stated at cost, is summarized as follows at September 30, 1997:

                                                September 30,
                                                    1997
                                               (In thousands
                                                 of dollars)

     Leasehold Improvements                       $    70
     Equipment                                      1,485

     Equipment under capital leases                   295
                                                    1,850


     Accumulated depreciation                      (1,441)

          Total property, plant and
          equipment - net                         $   409



The Company leases certain equipment for use in its operations under capital leases. Plant and equipment at September 30, 1997, included capital leases of $295,000 and related accumulated depreciation of $100,000.

DynaTenn, Inc. (d/b/a "DynaVac"), a wholly owned subsidiary which manufactures diversified industrial vacuum equipment, leases its 27,900 square-foot facility in Hingham, Massachusetts, under an operating lease which became effective on January 1, 1997, for a term of six years. Rent charged to operations under this lease for the first three quarters of 1997 approximated $121,100. During 1996, DynaVac leased a 15,000 square feet facility in Weymouth, Massachusetts, under an operating lease which expired on December 31, 1996. Rent charged to operations under this lease approximated $46,250 for the first three quarters of 1996.

Tenney Engineering, Inc. leases its facility in Union, New Jersey, under an operating lease which expires in December 1998. Rent charged to operations under this lease approximated $70,500 and $61,000 for the first three quarters of 1997 and 1996, respectively.

At September 30, 1997, the aggregate minimum rental commitments under non-cancelable leases for the period shown are as follows:


                  Year       Capital Leases     Operating Leases
                                   (In thousands of dollars)
                  1997           $   67             $  177
                  1998               74                241
                  1999               74                157
                  2000               56                163
                  2001               25                169
                  2002               15             $  907
                  Total          $  311

  Less imputed interest              88
  Present value of net
    lease payments               $  223
  Less current installments          40
  Long-term debt obligation
    at September 30, 1997        $  183



Imputed interest was calculated using rates between 7.06% - 12.6%






Note 8:

Debt:

Debt  maturing  within  one  year consists of  the  following  at
September 30,
                                           1997      1996
                                            (In thousands
                                              of dollars)

Notes payable - bank                       $ 750   $    0
Current portion of capital leases             40       55
Current portion of pension obligation         73      179

     Total                                $  863   $  234


On September 12, 1996, the Company and Summit Bank (the "Bank") entered into a Loan and Security Agreement for a $300,000 renewable working capital line of credit expiring May 1, 1997, with interest at 2% over the Bank's prime lending rate (the "Term Note"). The Bank was granted a security interest in substantially all the Company's assets. At February 20, 1997, the Bank granted a temporary increase of $100,000 in the line of credit, raising it to $400,000. On April 23, 1997, the Bank increased the line of credit to $750,000 expiring on May 1, 1998, with interest at 1-3/4% over the Bank's prime lending rate (8.5% at September 30, 1997). As at September 30, 1997, the Company owed to the Bank the amount of $750,000, under this working capital line of credit.

Long-term debt consists of the following at September 30,

                                                        1997
                                                   (In thousands
                                                     of dollars)

     Capital lease obligations                        $  223
     Multi-employer pension obligation                   387

          Total long-term debt including
           current maturities                            610
          Less:  current maturities                      113

           Total long-term debt                       $  497


Two new capital leases were entered into for equipment during the third quarter of 1997.


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

The Company had reserved on its balance sheet as at December 31, 1995, the sum of $581,835 for the withdrawal liability to the Fund. The Company will charge all the payments made to the Fund to this reserve account; and if all payments are made in accordance with the provisions of the Agreement, any balance in the reserve will be recognized as forgiveness of indebtedness when payments are complete. At September 30, 1997, the reserve approximated $387,000.




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

At September 30, 1997, it was determined that the valuation allowance should be increased. This determination was based primarily on the Company's net loss during the first three quarters of 1997 and management's belief that it is more likely than not that the Company will generate sufficient taxable income to realize these future tax benefits. As the Company achieves sufficient profitability to realize the deferred tax assets, the assets will be reduced through a charge to expense.

At September 30, 1997 and September 30, 1996, the Company utilized net operating loss carryforwards of $0 and $410,000, respectively.

At September 30, 1997, the Company recognized an income tax benefit from the net operating loss carryforward of $30,000. The income tax (benefit) was allocated as follows:


                                         1997          1996
                                     (In thousands of dollars)

     Current income tax expense         $   0         $   4

     Deferred income tax benefit          (30)          (31)

       Net income tax (benefit)         $ (30)        $ (27)


As at September 30, 1997, the Company has available, for tax reporting purposes, net operating loss carryforwards of approximately $3,085,000 which expire through 2008.

A reconciliation of income tax provision at statutory rate to the
income tax provision at the effective tax rate is as follows:   The
effective rate for 1997 and 1996 was 39%.


                                          1997         1996
                                     (In thousands of dollars)

Income taxes computed at the federal
  statutory rates                       $    0       $  139
Federal Alternative Minimum Tax              0            4
State taxes (net of federal benefit)         0           35
Recognition of benefits of tax loss
  carryforwards                            (30)        (174)
Reduction of valuation allowance             0          (31)

  Net income tax (benefit)              $  (30)       $ (27)








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

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

          Assumption                    1995 Plan

          Dividend Yield                      0%
          Risk-free Interest Rate          7.50%
          Expected Life                  2 Years
          Expected Volatility             59.75%

The Company applies APB Option 25 in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized for the 1995 Plan in 1997 or 1996. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:
                                    1997            1996
Net income
  As reported                    (872,000)        347,000
  Pro forma                      (898,000)        332,000

Primary earnings per share
  As reported                      (0.24)           0.12
  Pro forma                        (0.24)           0.12

Fully diluted earnings per share
  As reported                      (0.24)           0.12
  Pro forma                        (0.24)           0.12

Following is a summary of the status of the 1995 Plan during the first three quarters of 1997 and the year ended December 31, 1996:

                                                   Weighted
                                                    Average
                                    Number of      Exercise
                                   Shares/Units      Price
Outstanding shares at 1/01/97        290,000      $ 0.57104

Granted                               50,000        0.70468
Exercised                            (23,000)       0.23437
Canceled                             (10,000)       0.23437
Outstanding  units at 9/30/97        307,000      $ 0.60896

Units exercisable at 9/30/97         307,000      $ 0.60896

Weighted average fair value
of options granted during
the first nine months of 1997      $3,196.00

                                                   Weighted
                                                    Average
                                    Number of      Exercise
                                      Shares         Price
Outstanding at 1/1/96                155,000      $ 0.24420

Granted                              145,000        0.90075
Exercised                            (10,000)       0.23437
Canceled                                   0              0

Outstanding at 12/31/96              290,000      $ 0.57104

Options exercisable at 12/31/96      290,000      $ 0.57104

Weighted average fair value
of options granted during 1996     $6,449.00
Following is a summary of the status of options outstanding at September
30, 1997:

                           Outstanding Units           Exercisable Units
                                Weighted
                                Average      Weighted                Weighted
                                Remaining    Average                 Average
  Exercise                     Contractual  Exercise                 Exercise
Price Range           Number      Life        Price    Number         Price
$0.23437-$0.25781     112,000    2 years    $0.24420   112,000      $0.24420

$0.85937-$0.94531     135,000    3 years    $0.89789   145,000      $0.89789

$0.70468               50,000    3 years    $0.70468    50,000      $0.70468

Note 12:

Commitments and contingencies:

Lease commitments:

DynaTenn, Inc. (d/b/a "DynaVac"), a wholly owned subsidiary which manufactures diversified industrial vacuum equipment, leases its 27,900 square-foot facility in Hingham, Massachusetts, under an operating lease which became effective on January 1, 1997, for a term of six years. Rent charged to operations under this lease approximated $121,100 for the first three quarters ended September 30, 1997. During 1996, DynaVac leased a facility in Weymouth, Massachusetts, under an operating lease which expired on December 31, 1996. Rent charged to operations under this lease approximated $46,250 for the first three quarters ended September 30, 1996.

Tenney Engineering, Inc. leases its facility in Union, New Jersey, under an operating lease which expires in December 1998. Rent charged to operations under this lease approximated $70,500 for the first three quarters ended September 30, 1997 and $61,000 for the first three quarters ended September 30, 1996.

Non-Cash Activities:

During the third quarter ended September 30, 1997, the Company entered into two capital leases for five years for equipment in the amount of $41,000.

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

LIQUIDITY

At September 30, 1997, the Company's cash and cash equivalents totaled $78,000, a difference of $583,000 from the balance of $661,000 as at December 31, 1996. Net cash used in operations totaled $1,150,000. The primary uses of cash were the paying of accounts payable $463,000, a decrease of accounts receivable of $315,000, and $100,000 for paying capital leases. Cash was provided primarily by short-term borrowings of $750,000 under the working capital line of credit.

The amount borrowed under the Company's working capital line of credit appears not to be sufficient to cover corporate and associated administrative costs should the negative cash flow continue. However, management believes that the timely completion of the order backlog of $1,900,000 at September 30, 1997 will be sufficient to cover corporate and associated administrative costs. If the timely completion of the backlog is not accomplished, there could be a material adverse effect on the Company.


RESULTS OF OPERATIONS

Total net revenue for the third quarter and year-to-date periods ended September 30, 1997, of $1,359,000 and $5,027,000 compares to net revenue of $2,182,000 and $7,438,000 in the corresponding 1996 period.

Product and product-related net revenue for the third quarter and year-to-date periods ended September 30, 1997 was $1,002,000 and $3,904,000, respectively, and compares to 1996 revenue of $1,616,000 and $5,912,000 in the corresponding periods, respectively. The change is due to the lower amount of revenue recognized under the percentage of completion for long-term projects that were being worked on in our DynaVac subsidiary.

Service-related revenue of $253,000 for the third quarter and $742,000 for the year-to-date periods ended September 30, 1997, compares to the same periods in 1996 of revenue of $304,000, and $681,000, respectively. The year-to-date increase is due primarily to the increase in service calls. Included in service revenue for the third quarter and year-to-date 1996 periods was revenue from the Licensee's agreement for the use of the services of the Company's president of approximately $30,000 and $90,000, respectively.

Revenue related to the sale of parts totaled $104,000 and $381,000 for the third quarter and year-to-date periods ended September 30, 1997, respectively. For the third quarter and year-to-date periods ended September 30, 1996, revenue related to the sale of parts was $140,000 and $495,000, respectively. The decrease was due to receiving fewer parts orders.

Due to the receipt of the maximum royalty payments under License agreement in November, 1996, there were no License fees earned during the 1997 three-month and nine-month periods ended September 30, 1997. During the corresponding three-month and nine-month periods ended September 30, 1996, $122,000 and $344,000 were earned as license fees.

The Company's order backlog at September 30, 1997, December 31,
1996, and September 30, 1996 was approximately $1,900,000,
$2,440,000 and $1,400,000, respectively. The decrease from December 31, 1996 is due primarily to a general slow-down in receiving large contract orders at the Company's DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 91%, and 87% for the third quarter and year-to-date periods ended September 30, 1997, and compares to 82% and 76% for the corresponding 1996 periods.

The third quarter and year-to-date periods ended September 30, 1997, cost of sales percentage of product and product-related sales was 101% and 94%, respectively, and compares to a cost of sales of 88% and 80% during the same 1996 period. The increase is due to higher labor costs associated with the move into larger facilities at our DynaVac subsidiary.

Service cost of sale as a percentage of sales was 54% and 60% for the 1997 third quarter and year-to-date periods ended September 30, 1997. This compares to 65% and 67% for the 1996 periods ended September 30, 1996. The decrease is due to the increase in service calls and the utilization of manpower more efficiently and overhead cost containment programs.

Cost of sales as a percentage of sales for the third quarter and year-to-date periods ended September 30, 1997 for parts was 76% and 64%, respectively, and compares to 43% and 39% for the 1996 corresponding periods. The increase was due to the sales mix of parts sold.

Selling and administrative expenses for the third quarter and year-to-date for the periods ended September 30, 1997 was $471,000 and $1,546,000, and compares to expenses of $328,000 and $1,366,000 in the 1996 periods.

Interest expense was $9,000 and $53,000, respectively, for the third quarter and year-to-date periods ended September 30, 1997, and compares to expense of $6,000 and $16,000, respectively, in the 1996 periods. The increase is due to the bank line of credit and the increase in capital equipment leases.

The third quarter and year-to-date periods ended September 30, 1997 net loss was $(340,000) and $(872,000), respectively, and compares to net income of $66,000 and $413,000 for the corresponding periods ended September 30, 1996. During the first three quarters of 1997, the Company at its DynaVac subsidiary, experienced higher than normal manpower costs, along with a slow-down of receiving long-term projects.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     (27) Financial Data Schedule

(b)  Reports on Form 8-K
No reports on Form 8K were filed during the  quarter ended
September 30, 1997.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Tenney Engineering, Inc.
                                        (Registrant)



                                   s/Martin Pelman
                                   _________________________
                                   Martin Pelman
                                   Vice President, Finance
                                   Principal Finance Officer
Dated:  November 13, 1997





2


18TENNEY ENGINEERING, INC.AND SUBSIDIARIESNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS