Form 10KSB
period 1997-12-31
TENNEY ENGINEERING INC
filed 1998-03-31
CIK 97184

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Series A Common Stock, $0.01 par value
Series B Common Stock, $0.01 par value
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the fiscal year ended December 31, 1997 are $6,718,000.

     At March 27, 1998, the registrant had outstanding 3,714,842 shares of Series A Common Stock, par value $.01 per share, and 3,714,842 Series B Common Stock, par value $.01 per share and the aggregate market value of both series of the common shares (based upon the closing price of these shares on the Nasdaq Stock Market OTC Bulletin Board) held by nonaffiliates was approximately $623,678.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Proxy Statement dated March 31,
1998, in connection with its Annual Meeting to be held on May 22, 1998, are incorporated by reference into Part III.



PART I


ITEM 1.   BUSINESS

          (a)  Business Development

               Tenney Engineering, Inc. (the "Company") was incorporated in 1932.

             In December 1992, the Company announced that it would continue a corporate restructuring whereby it would discontinue the manufacturing of environmental test equipment at its Union, New Jersey facility (the "Union Facility"). In February 1993, the Company discontinued the manufacturing of environmental test equipment at its Union, New Jersey, facility. In December 1992, the Company entered into a six-year License Agreement with a manufacturer of environmental conditioning equipment ("Licensee") authorizing Licensee to manufacture and sell environmental test chambers and other equipment under the "Tenney" name with the Company retaining the right to manufacture such products. On November 22, 1996 the Licensee accelerated and completed payments due under the agreement and exercised its option to purchase from the Company certain trademarks. (See Notes 3 and 4 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.)

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


     License Fees

     As at December 31, 1996, payments due the Company under the licensing agreement with a manufacturer of environmental conditioning equipment were completed. (See "License Agreement" below and Note 4 of the Notes to Consolidated Financial Statements.) The Company completed the third year on its License Agreement with a company in India that expires in September 1998 whereby the "Tenney" name will be utilized for manufacturing environmental equipment in India which it is expected would be exported to other areas as well.



Backlog:

     As of December 31, 1997, the Company had a total firm backlog of unfilled orders of approximately $2,200,000, as compared with a backlog of approximately $2,440,000 as of December 31, 1996.


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


Major Customers and Government Contracts:

     There was no customer who accounted for net revenue in excess of 10% during the years ended December 31, 1997, and 1996, respectively. Prime Government contracts did not exceed 10% of the Company's backlog of unfilled orders as of December 31, 1997 (see "Backlog" above). All such contracts are subject to cancellation at the convenience of the Government with appropriate cancellation charges payable by the Government.






License Agreement:

     In December 1992, the Company entered into a six-year licensing agreement with a manufacturer (the "Licensee") of environmental conditioning equipment. The terms of the agreement, among others, provide for the Licensee to: manufacture and sell environmental test chambers and other equipment under the "Tenney" name with the Company also retaining the right to manufacture such products; the Company to receive license fees (up to a maximum of $1,900,000) equal to 5% of qualifying sales during the term of the agreement with specified minimum amounts payable annually; and an option for the Licensee to purchase the Company's rights, title and interest in the "Tenney" trademark for $100,000 at the end of the license term in the event the Company is no longer manufacturing such products. During November, 1996 the Licensee and the Company agreed to a lump sum payment of $532,000 which represented the balance of the $1,900,000 license fees due under the agreement, and the Licensee exercised its option to purchase for $100,000 the rights, title and interest to the "Tenney" trademark.


Patents, Trade Name and Trademarks:

     The Company has several trademarks relating to products, some which were sold to the Licensee (see above) and some still remaining in use.


Labor Contract:

     The Company had no collective bargaining contracts in force during 1997.


Product Research and Development:

     The Company's research activities relating to the development of new products or services or improvement of existing products or services are carried on by Company operating personnel and costs thereof are charged to operations as incurred. Research and development costs were $0 and $21,400 for the years December 31, 1997 and 1996, respectively. (See Note 1 of the Notes to Consolidated Financial Statements.)


Environmental Expenditures:

     The Company, during 1997 and 1996, did not have any environmental expenditures.



Employees:

     At December 31, 1997, the Company had 73 employees.


Executive Officers:

     The following table sets forth the names and ages and the business experience of the registrant's executive officers.

                                                  BUSINESS
EXPERIENCE
NAME AND AGE           PRESENT POSITION           DURING PAST FIVE
YEARS

Robert S. Schiffman    Chairman of the Board;     President of the
Company;
54 (1)(2)              President; and Chief       Chief Executive
Officer;
                       Executive Officer          and Chairman of
the Board

Saul S. Schiffman      Vice Chairman of the       Vice Chairman of
the
84 (1)(2)              Board and Secretary        Board

Martin Pelman          Vice President and         Vice President
and Treasurer
51                     Treasurer                  of the Company
since August
                                                  1994; Certified
Public
                                                  Accountant;
1990-1993 Group
                                                  Controller -
Carlson Health
                                                  Care
Communications, Inc.

(1) Member of Executive Committee. The Company has no standing audit, nominating or compensation committee or committees performing similar functions.

(2)   Saul S. Schiffman is the father of Robert S. Schiffman.


     All Officers serve at the pleasure of the Board of Directors.


ITEM 2.   PROPERTIES

          The Company entered into a 3-year lease on December 14, 1995, which expires December 1998, for approximately 18,500 square feet from the owner of the Company's former Union, New Jersey facility. The Company pays an annual rent of $90,000. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements.)

          DynaVac during November 1996, leased approximately 27,900 square feet at a larger facility in Hingham, Massachusetts under a six-year lease which became effective in January 1997 and expires in December 2002, at annual rentals of $147,000--1997; $151,000--1998; $157,000--1999; $163,000--2000; $169,000--2001; and
$176,000--2002. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements.)


ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any material pending legal proceeding.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company had no meeting of security holders during the fourth quarter of the year ended December 31, 1997.




PART II



ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER
          MATTERS

          The Company is listed on the OTC Bulletin Board under the symbols "TNNYA" and "TNNYB." The approximate number of holders of record of the Company's Series A Common Stock was 1,019 and Series B Common Stock was 1,029 at December 31, 1997. In addition, approximately 50% of the outstanding shares are held for shareholders' account at brokerage firms and financial institutions.

          On March 11, 1997 the Board of Directors resolved to amend the Certificate of Incorporation to provide that Common Stock, $0.01 par value, be issued in two series, denominated Series A and Series B, both series having the same rights, powers and privileges, except that Series A has ten (10) votes per share.

          The Board also resolved that all issued shares of Common Stock on April 10, 1997 be classified as Series B Common Stock,
$0.01 par value.

          In addition the Board resolved that a stock distribution of one (1) share of Series A Common Stock, $0.01 par value, be distributed for each share of Series B Common Stock owned by shareholders of record on April 10, 1997. The distribution was paid on May 27, 1997.

          This transaction was accounted for as a stock split.

          The following table sets forth the range of high and low closing prices of Common Stock for 1996 and January 1, 1997 through May 26, 1997; and of Series A Common Stock and Series B Common Stock for the balance of 1997.
PRICE RANGE OF COMMON STOCK

                            1997                      1996

                      High        Low           High       Low

  First Quarter      .8125       .59375          .75      .34375

  Second Quarter
     Common Stock*   .8125       .40625         1.00      .54
     Series A        .125        .0625
     Series B        .1875       .15625

  Third Quarter
     Common Stock*                              1.00      .50
     Series A        .25         .125
     Series B        .15625      .09375

  Fourth Quarter
     Common Stock*                               .75      .41
     Series A        .3125       .08
     Series B        .11         .0625

*Effective date of split was May 27, 1997.

     It has been the Company's policy not to pay cash dividends.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

On September 12, 1996, the Company and Summit Bank, (the "Bank") entered into a Loan and Security Agreement ("Term Note") for a $300,000 renewable working capital line of credit expiring May 31, 1997. At April 23, 1997 the Term Note was renewed until May 31, 1998, and increased to the amount of $750,000. The Bank was granted a security interest in substantially all the Company's assets. As at December 31, 1997, the Company had borrowed $750,000 under the Term Note. On November 5, 1997 the Bank notified the Company that covenants under the Credit Agreement to maintain certain levels of debt to tangible net worth and current assets to current liabilities were not met on the Company's financial statements. Payments of interest are being met in accordance with the terms of the Note. The Bank has not made a demand for the principal amount of the Term Note. The Bank has made it known that it will not renew the Term Note on May 31, 1998. The Company is actively pursuing available alternate financing sources; however, there is no assurance that alternate sources can be found. If the Term Note is not replaced, this would have a material adverse effect that may cause insolvency proceedings.

During 1997, the Company has not been able to generate a positive cash flow from operations.

At December 31, 1997, the Company's cash and cash equivalents totaled $47,000 as compared to $661,000 at December 31, 1996. Contributing to the change in cash between years was cash used in operating activities of $1,255,000 in 1997 and cash provided by operating activities of $579,000 in 1996. The principal reason for cash being used in operating activities in 1997 was the loss from operations and paying of Accounts Payable. The principal reason for cash being provided by operating activities in 1996 was the prepayment of License Fees. (See Note 4 of the Notes to Consolidated Financial Statements.)

During November 1996, the Company and the domestic Licensee agreed to a prepayment of the remaining balance of the fees due under a six-year License Agreement. In addition, the Licensee exercised its option to purchase the "Tenney" trademark.(See Note 4 of the Notes to Consolidated Financial Statements.)

The Company is engaged in one industry segment: the engineering, marketing and manufacturing of diversified high-technology vacuum systems for space simulation, optic coating and sputtering; and provides service, refurbishing, upgrading, installation and sale or rental of reconditioned test equipment.

The Company formerly had employees who were members of a union and contributed to a multi-employer pension plan for such employees in accordance with a collective bargaining agreement based on monthly hours worked. Due to the cessation of manufacturing operations at the Company's Union, New Jersey, facility (see Note 3 of the Notes to Consolidated Financial Statements), the Company ceased being a participant in the multi-employer pension plan in February 1993. Under the Multi-Employer Pension Plan Amendments Act of 1980, the Company may, under certain circumstances, become subject to liabilities in excess of contributions made under its collective bargaining agreement.

During the fourth quarter of 1993, the Company received a demand from the Sheet Metal Workers' National Pension Fund (the "Fund") for payment of a withdrawal liability from its union employees' multi-employer pension plan in the amount of $529,743, to be paid in quarterly payments starting in January, 1994. The Company engaged counsel to advise it in these matters and made a provision for this amount in the 1993 Consolidated Financial Statements. The Company failed to make the first payment when due in January 1994. In December 1994, the Company received from the Fund a modified calculation of the withdrawal liability in the amount of $502,665.


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

The Agreement contains various representations and warranties by the Company. In the event that timely payments are not made or the Company otherwise defaults under the Agreement, the Settled Amount will be due the Fund, less any payments received. The Company has made all payments to the Fund when they are due through March, 1998.

The Company had reserved on its balance sheet as at December 31, 1995, the sum of $581,835 for the withdrawal liability to the Fund. The Company will charge all the payments made to the Fund to this reserve account; and if all payments are made in accordance with the provisions of the Agreement, any balance in the reserve will be recognized as forgiveness of indebtedness when payments are complete. At December 31, 1997, the reserve approximated $368,000. (See Note 3 of the Notes to Consolidated Financial Statements.)

Management believes that during 1998 the Company will not be able to satisfy the payment of principal of the Term Note. The Company must renew this Term Note or experience an adverse material effect on operations.



RESULTS OF OPERATIONS

Total net revenue from continuing operations of $6,718,000 for 1997 compares to 1996 net revenue of $10,640,000.

Product and product-related net revenue for 1997 and 1996 was $5,203,000 and $8,148,000, respectively. The decrease in net revenue within this classification, between years, was due to vacuum system revenue decreasing primarily because of a decline in orders received during 1997.

Service-related revenues of $1,015,000 for the year 1997 compare to 1996 revenues of $940,000. The 1996 service revenue included revenue of $120,000 per year from the Licensee for part-time services of the Company's president. Such agreement expired on December 31, 1996. Service revenue in 1997 was up due to an increase of service-related orders being received.

Revenue related to the sale of parts totaled $500,000 and $633,000 for the years ended December 31, 1997 and 1996, respectively. The decrease is due to a lower level of parts orders being received.

License fees of $0 for the year 1997 compare to 1996 fees of $919,000. The decrease of fees is due to the prepayment of fees by the Licensee during 1996, which completed payments due under the License Agreement. (See Note 4 of the Notes to Consolidated
Financial Statements.)

The Company's order backlog at December 31, 1997 and 1996 was approximately $2,200,000 and $2,440,000, respectively.

The total cost of sales as a percentage of net revenue was 88% for the year 1997 and compares to 76% for the year 1996.

The 1997 cost of sales related to product and product-related sales were approximately 97% as compared to 87% for 1996. The increase in the cost of sales percentage between years was primarily due to non-manufacturing use of labor and overhead increases due to the move to larger facilities at our DynaTenn subsidiary.

Cost of sales of service as a percentage of sales was 61% and 82% for the years ending December 31, 1997 and 1996, respectively. The decrease is primarily due to closing service locations which did not have sales sufficient to cover overhead expenses.

Cost of sales as a percentage of sales during 1996 for parts was 64% and compares to 43% for the year 1996. The increase in the cost of sales percentage in the 1997/96 comparison was due primarily to the inventory sales mix.

Selling and administrative expenses were $1,952,000 and $2,049,000 for 1997 and 1996, respectively. The decrease was due to continuing cost control programs put in place in late 1996.

Interest expense was $76,000 in 1997 and reflects an increase of $55,000 from the 1996 interest expense of $21,000. The increase is due primarily to paying interest on bank debt during the year.

Other income, net was $33,000 and $283,000 in 1997 and 1996, respectively. Other income in 1996 was comprised primarily of income received from the domestic Licensee for the purchase of the title and interest to the "Tenney" trademark. (See Note 4 of the Notes to Consolidated Financial Statements.)

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. At December 31, 1997, the Company has available income tax net operating loss carryforwards of approximately $4,500,000, which expire through 2009. (See Note 10 of the Notes to Consolidated Financial Statements.)

The net (loss) for 1997 was ($1,268,000) as compared to net income of $730,000 in 1996.

Currently, the Company has its Series A and Series B Common Stock listed on the OTC Bulletin Board under the symbols "TNNYA" and "TNNYB", respectively.


ITEM 7.  FINANCIAL STATEMENTS

         See Index to Financial Statements appearing on page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.







PART III


ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item with respect to directors is contained on page 3 of the registrant's Proxy Statement dated March 30, 1998, in connection with its Annual Meeting to be held May 22, 1998, which is incorporated herein by reference. For executive officers, see Part I, Item 1 of this report.


ITEM 10.   EXECUTIVE COMPENSATION

           See  page 5 of the registrant's Proxy Statement dated
March 30, 1998, in connection with its Annual Meeting to be held on May 22, 1998, which page is incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           (a) Security Ownership of Certain Beneficial Owners

               See paragraph entitled "Principal Shareholders" on page 2 of the registrant's Proxy Statement dated March 30, 1998, in connection with its Annual Meeting to be held on May 22, 1998, which paragraph is incorporated herein by reference.

           (b) Security Ownership of Management

               See page 4 of the registrant's Proxy Statement dated March 30, 1998, in connection with its Annual Meeting to be held on May 22, 1998, which pages are incorporated herein by reference.

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


PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits and Index of Exhibits

                 (3)   a. (I) Restated Certificate of
                              Incorporation  of Tenney
                              Engineering, Inc. filed in
                              the office of the
                              Secretary  of State of the State
                              of New Jersey on June 12, 1984.
                              Filed as Exhibit (3)a.(i) to the
                              Company's Annual Report on Form
                              10-KSB for 1995 and incorporated
                              herein by reference.

                         (ii) Amendment to Certificate of
                              Incorporation dated May 13,
                              1988. Filed as Exhibit
                              (3)a.(ii) to the Company's
                              Annual Report on Form 10-KSB for
                              1995 and incorporated herein by
                              reference.

                        (iii) Amendment to Certificate of
                              Incorporation dated May 24,
                              1996. Filed as Exhibit
                              (3)a.(iii) to the Company's
                              Annual Report on Form 10-KSB for
                              1996 and incorporated herein by
                              reference.

                         (iv) Amendment to Certificate of
                              Incorporation dated March 11,
                              1997. Filed as Exhibit (1) to
                              the Company's Current
                              Report on  Form 8-K for the
                              event occurring on March 11,
                              1997, and incorporated herein by
                              reference.

                       b. (i) By-Laws of Tenney Engineering,
                              Inc. (As restated by order of
                              the Board of Directors at a
                              meeting held May 11, 1984).
                              Filed as Exhibit (3)b.(i) to the
                              Company's Annual Report on Form
                              10-KSB for 1995 and incorporated
                              herein by reference.

                         (ii) Amendment to By-Laws adopted
                              January 26, 1988. Filed as Exhibit
                              (3)b.(ii) to the Company's
                              Annual Report on Form 10-KSB
                              for 1995 and incorporated herein by
                              reference.

                 (10)  a. (i) 1995 Incentive Stock Option Plan.
                              Filed as Exhibit (10) b. (ii) to the
                              Company's Annual Report on Form 10- KSB
                              for 1994 and incorporated herein by
                              reference.

                       b. (i) Stock Options dated June 1,
                              1995 granted pursuant to
                              the  Company's 1995
                              Incentive Stock Option Plan to the following director and officers:
                              Robert S. Schiffman (Director and
                              Officer); Martin Pelman (Officer).
                              Filed as Exhibit (10)b. (i)
                              to the Company's Annual
                              Report on Form 10-KSB
                              for 1995 and incorporated
                              herein by reference.

                         (ii) Stock Options dated August
                              15, 1996 granted
                              pursuant to the Company's 1995
                              Incentive Stock Option Plan
                              to the following director
                              and officers:
                              Robert S. Schiffman (Director and
                              Officer); Martin Pelman (Officer). Filed as Exhibit (10)b.(ii) to the Company's Annual Report on Form 10-KSB for 1996 and incorporated herein by reference.

                        (iii) Stock Option dated January 27,
                              1997 granted pursuant to
                              the Company's 1995
                              Incentive Stock Option Plan
                              to the following director/officer:
                              Robert S. Schiffman. Filed as
                              Exhibit (10)b.(iii)
                              to the Company's Annual Report
                              on Form 10-KSB for 1996 and
                              incorporated herein by
                              reference.

                       c. (i) Restated Retirement Plan for
                              Salaried Employees of Tenney
                              Engineering dated June 8, 1987.
                              Filed as Exhibit (10)
                              c. (i) to the Company's Annual Report
                              on Form 10-KSB for 1994 and incor-
                              porated herein by reference.

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

                         (iv) Third Amendment to the Restated
                              Retirement Plan for Salaried Employees
                              of Tenney Engineering dated November 12,
                              1990. Filed as Exhibit
                              (10) c. (iv) to the Company's Annual
                              Report on Form 10-KSB for 1995 and
                              incorporated herein by reference.

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

                       e. (i) Lease Agreement dated December 14,
                              1995, by and among Tenney Engineering,
                              Inc., and Nandan Company, L.L.C. Filed          as
                              as Exhibit (10) e. (i) to the Company's
                              Annual Report on Form 10-KSB for 1995
                              and incorporated herein by reference.

                         (ii) First Amendment dated January 12,
                              1996. Filed as Exhibit
                              (10) e. (ii) to the Company's
                               Annual Report on Form 10-
                               KSB for 1995 and incorporated
                               herein by reference.

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

                       g. (i) License Agreement, dated December 18, 1992 between Tenney Engineering, Inc. and Lunaire Limited.

                         (ii)  Leased Employee Agreement, dated
                               December 18, 1992 between Tenney
                               Engineering, Inc. and Lunaire
                               Limited.

                        (iii)  Employment Agreement, dated December
                               18, 1992 between Tenney Engineering,
                               Inc. and Robert S. Schiffman.

                         (iv)  Consulting Agreement between Lunaire
                               Limited and Robert S. Schiffman, dated
                               December 18, 1992.

                          (v)  Prepayment Agreement dated
                               November 14, 1996,
                               between Tenney Engineering, Inc.
                               and Lunaire Limited.
                               Filed as Exhibit
                               (10)g.(v) to the Company's Annual Report on Form 10-KSB for 1996 and incorporated herein by reference.

                       h. (i) Lease Agreement dated November 19, 1996, between 110 Industrial Park, LLC, and DynaTenn, Inc. d/b/a DynaVac. Filed as Exhibit (10)h.(i) to the Company's Annual Report on Form 10-KSB for 1996 and incorporated herein by reference.

                         (ii) First Lease Amendment dated November 19, 1996, by and between 110 Industrial
                               Park, LLC, and DynaTenn, Inc.
                               Filed as Exhibit (10)h.(ii) to the Company's
                               Annual Report on Form 10-KSB for 1996 and incorporated herein by reference.

                       i. (i) Loan and Security Agreement dated September 12, 1996, by and among Tenney Engineering, Inc.
                               and DynaTenn, Inc. and Summit Bank.
                               Filed as Exhibit (10)i.(i)
                               to the Company's Annual Report
                               on Form 10-KSB for 1996 and
                               incorporated herein by reference.

                         (ii)  Third Amendment to Loan and Security
                               Agreement(originally dated
                               September 12, 1996), by and among Tenney
                               Engineering, Inc. and DynaTenn and
                               Summit Bank.

                        (iii) Promissory Grid Note dated September 12, 1996 by and among Tenney Engineering,
                               Inc. and DynaTenn, Inc. and Summit Bank.
                               Filed as Exhibit (10)i.(ii) to the
                               Company's Annual Report on Form
                               10-KSB and incorporated herein by reference.

                         (iv) Amended and Restated Promissory Grid Note (originally dated September 12,
                               1996), by and among Tenney Engineering,
                               Inc. and DynaTenn and Summit Bank.

                 (22)  List of Subsidiaries, all of which are
wholly-owned:

                                          Jurisdiction of     Percentage of
     Name of Company                       Incorporation       Ownership
     Tenney Environmental Products, Inc.     New Jersey          100%
     WesTenn Sales, Inc.                     New Jersey          100%
     VacTenn, Inc.                           California          100%
     DynaTenn, Inc.                          Massachusetts       100%
     Tenney, Inc.                            New Jersey          100%


                 (24)  Consent of Independent Certified Public
                       Accountants.

                 (27)  Financial Data Schedules

                 (99)  a. (i) Complaint of Civil Action from the
                              Board of Trustees, Sheet Metal
                              Workers' National Pension Fund to
                              enforce delinquent payments due under
                              the Multi-Employer Pension Plan
                              Amendments Act of 1980. Filed with
                              the United States District Court,
                              Eastern District of Virginia, Case
                              No.95-1609-A. Filed as
                              Exhibit 1 to the Company's Report
                              on Form 8-K for the event occurring
                              on December 7, 1995 and incorporated
                              herein by reference.

                         (ii) Answer and Affirmative Defense to the
                              Board of Trustees, Sheet Metal Workers'
                              National Pension Fund to enforce
                              payments due under the Multi-Employer
                              Pension Plan Amendments Act of 1980.
                              Filed as Exhibit (99) a. (ii) to the
                              Company's Current Report on Form 10-KSB
                              for 1995 for the event occurring on
                              December 7, 1995 and incorporated
                              herein by reference.

                        (iii) Settlement Agreement settling the action
                              in the United States District Court for
                              the Eastern District of Virginia,
                              Alexandria Division entitled The Board
                              of Trustees Sheet Metal Workers'
                              National Pension Fund, Plaintiff, v.
                              Tenney Engineering, Inc., Defendant,
                              executed by the Company on September 6,
                              1996. Filed as Exhibit (99)(B) to the
                              Company's Current Report on Form 8-K for the event occurring on September 6, 1996 and incorporated herein by reference.

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

Date:  March 30, 1998



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



s/Saul S. Schiffman                s/David C.Schiffman
Saul S. Schiffman                  David C. Schiffman
(Director)                         (Director)
March 30, 1998                     March 30, 1998



s/Robert S. Schiffman              s/David A. Schuh
Robert S. Schiffman                David A. Schuh
(Director)                         (Director)
March 30, 1998                     March 30, 1998





TENNEY ENGINEERING, INC.
AND SUBSIDIARIES




 INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES (ITEM 7)




                                                       PAGE

FINANCIAL STATEMENTS:

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS   F - 2

  CONSOLIDATED BALANCE SHEET DECEMBER 31, 1997         F - 3

  STATEMENTS OF OPERATIONS
   YEARS ENDED DECEMBER 31, 1997 AND 1996              F - 4

  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  (DEFICIENCY) YEARS ENDED DECEMBER 31, 1997
   AND 1996                                            F - 5

  STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31, 1997 AND 1996              F - 6

  NOTES TO FINANCIAL STATEMENTS                       F - 7/21








  *   *   *






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
Tenney Engineering, Inc.


      We have audited the accompanying consolidated balance sheet of Tenney Engineering, Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tenney Engineering, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.





                                    ZELLER WEISS & KAHN, LLP



Mountainside, New Jersey
March 31, 1998



                          TENNEY ENGINEERING, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                             DECEMBER 31, 1997
                                   (In thousands of dollars)
                    ASSETS
Current assets:
  Cash and cash equivalents                  $    47
  Accounts receivable, net                     1,312
  Current portion of installment note
                         receivable              270
  Inventories                                    627
  Prepaid expenses and other current assets       38
  Deferred tax asset                              95
        Total current assets                   2,389

Equipment, net                                   454
Other assets                                     212
Deferred tax asset - long-term portion           185
        Total Assets                         $ 3,240

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank Term Note Payable                     $   750
  Accounts payable and other accrued
                         liabilities           1,197
  Current portion of long-term
                    capital leases                80
  Accrued payroll and payroll taxes              171
  Billings in excess of estimated revenue on
   long-term contracts                           414
  Pension obligation, current portion             73
        Total current liabilities              2,685

Long-term debt, net of current portion           497
        Total liabilities                      3,182

Commitments and contingencies

Stockholders' equity:
  Preferred stock $0.01 par value:
    Authorized 10,000,000 shares
    Issued and outstanding - none
  Common stock $.01 par value:
    Authorized 50,000,000 shares
    Issued 3,727,980 shares Series A              37
    Issued 3,727,980 shares Series B              37
  Additional paid-in capital                   2,263
  Retained earnings (deficit)                 (2,239)
                                                  98
  Less treasury stock, 26,276 shares, at cost     40
        Total stockholders' equity                58
        Total liabilities and stockholders'
                               equity        $ 3,240

See Notes to Consolidated Financial Statements.

TENNEY ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                            1997          1996
                                      (In Thousands of Dollars
                                     Except per Share Amounts)
Net revenue:
  Product and product related            $ 5,203       $ 8,148
  Service                                  1,015           940
  Parts                                      500           633
  License Fees                               0             919
    Totals                                 6,718        10,640

Cost of sales:
  Product and product related              5,049         7,128
  Service                                    622           776
  Parts                                      320           271
    Totals                                 5,991         8,175

Gross profit                                 727         2,465

Selling and administrative expenses        1,952         2,049

Income (loss) from operations             (1,225)          416

Other income (expense):
  Interest expense                           (76)         (21)
  Other income, net                           33          283
    Totals                                   (43)         262

Income (Loss) before income taxes         (1,268)         678

Income taxes (benefit)                        0           (52)

Net Income (Loss)                        $(1,268)     $   730

Net income (loss) per
  Common Share:  Series A                $ (0.17)      $  0.10
                 Series B                  (0.17)         0.10



Exercise of options would not be dilutative.
See Notes to Consolidated Financial Statements.

 TENNEY ENGINEERING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY)
YEARS ENDED DECEMBER 31, 1997 AND 1996
(In Thousands of Dollars)

                                       Additional  Retained     Less
                        Common Stock     Paid-in    Earnings   Treasury  Stock
                      Shares     Amount  Capital   (Deficit)   Shares    Amount   Totals
Balance --
January 1, 1996      3,694,980  $  369    $ 1,960    $(1,701)  9,388    $  37   $   591


Net income                                               730                        730

Issuance of Stock
Pursuant to Option
granted under 1995
Stock Option Plan       10,000                  3                                     3
Restatement of
Par Value                         (332)       332

Balance --
December 31, 1996    3,704,980      37      2,295      (971)   9,388       37     1,324


Issuance of Stock
Pursuant to Options
granted under 1995
Stock Option Plan       23,000                  5                                     5
Stock received in
payment of Exercise
Price of Stock Option                                         3,750        3        (3)
Issuance of new
Common Stock
Series A             3,727,980      37        (37)           13,138


Net (loss)                                        (1,268)                        (1268)


Balance --
December 31, 1997                         $ 2,263 $(2,239)   26,276   $   40    $   58
  Series A           3,727,980  $   37
  Series B           3,727,980  $   37


See Notes to Consolidated Financial Statements.

TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
(In Thousands of Dollars)

                                    1997          1996

Operating activities:
  Net income (loss)                    $(1,268)       $  730
  Adjustments to reconcile income
  to net cash provided by (used in)
  continuing operations:
    Depreciation and amortization           53           105
    Deferred tax asset                       0           (52)
    Changes in operating assets and
    liabilities:
      Accounts and installment receivables 373            63
      Inventories                         (162)         (154)
      Prepaid expenses and other current
                                assets      17            42
      Other assets                           6            (8)
      Accounts payable and other
                         liabilities      (263)          (58)
      Accrued payroll and payroll taxes    (66)           75
      Billings in excess of estimated
                              revenues     128           (32)
      Pension obligation                   (73)         (135)
       Net cash provided by (used in)
        continuing operations           (1,255)          576
Investing activities:
  Acquisition of equipment                 (45)          (68)
         Net cash used in investing
                         activities        (45)          (68)

Financing activities:
  Exercise of Options and Issuance of
   Common Stock                              2             3
  Proceeds from working capital
   line of credit                          750           300
  Payments of note payable and
   long-term capital leases                (66)         (373)
         Net cash used in financing
                           activities      686           (70)

Net increase (decrease) in cash and
 cash equivalents                         (614)          438

Cash and cash equivalents,
                  beginning of year        661           223

Cash and cash equivalents, end of period $  47         $ 661

Supplemental disclosure of cash flow information:
  Interest paid                         $  76         $  21
  Income tax paid                           0             4


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

     Product and product-related net revenue includes revenue from the Company's manufacturing operation. In 1997 service revenue includes revenue from the servicing and installation of environmental equipment and in 1996 included additional revenue from the services provided under the Leased Employee Agreement with the Licensee (see Note 4). Parts revenue includes revenue from the sale of replacement and spare parts for equipment previously manufactured by the Company as well as equipment now being manufactured. License fees in 1996 are fees received under a License Agreement (see Note 4).

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

     Gain (loss) per common share:

     Gain (loss) per common share is computed based on the weighted average number of common shares outstanding during the year. The assumed exercise of outstanding stock options would not have a significant effect on the per share computations. The weighted average number of common shares outstanding was 3,711,661 Series A and 3,711,661 Series B in 1997 and 3,689,390 Series A and 3,689,390
Series B in 1996, respectively (see Note 11). 1996 was recast to show the effect of the issuance of Series A Common Stock.

     Stock-based compensation:

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. We intend to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. The adoption of this standard will not impact our results of operations, financial position or cash flows (see Note 11).

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





Note 2 - Financial condition and results of operation:

     As shown in the accompanying consolidated financial statements, the Company realized a net (loss) for the year ended
December 31, 1997 and net income for the year ended December 31, 1995, respectively, from operations, which has resulted in a decrease in the Company's stockholders equity.

     On September 12, 1996, the Company and Summit Bank, (the "Bank") entered into a Loan and Security Agreement ("Term Note") for a $300,000 renewable working capital line of credit expiring May 31, 1997. At April 23, 1997 the Term Note was renewed until May 31, 1998, and increased to the amount of $750,000. The Bank was granted a security interest in substantially all the Company's assets. As at December 31, 1997, the Company had borrowed $750,000 under the Term Note. On November 5, 1997 the Bank notified the Company that covenants under the Credit Agreement to maintain certain levels of debt to tangible net worth and current assets to current liabilities were not met on the Company's financial statements. Payments of interest are being met in accordance with the terms of the Note. The Bank has not made a demand for the principal amount of the Term Note. The Bank has made it known that it will not renew the Term Note on May 31, 1998. The Company is actively pursuing available alternate financing sources; however, there is no assurance that alternate sources can be found. If the Term Note is not replaced, this would have a material adverse effect that may cause insolvency proceedings.

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

     In addition, the Company entered into a four-year consulting agreement which expired in December 1996 with the Licensee whereby, for an annual fee of $120,000, the Company made the services of the Company's president available to the Licensee for a specified period of time.

     During November 1996, the Company and the Licensee agreed to accelerate payment of license fees by having the Licensee prepay $532,000, representing the amount remaining of the total $1,900,000 license fees. In addition, the sum of $100,000 for the purchase of the Company's rights, title and interest in the "Tenney" trademark were received. The installation and servicing agreement and the inventory purchase agreement remain in effect through 1998.

     Net revenue for 1996 includes consulting revenue of $120,000. Purchases by the Licensee from the Company's former subsidiary in 1997 and 1996 totaled approximately $42,100 and $55,200, respectively.









Note 5 - Accounts receivable:

     Accounts receivable consist of the following:

                                              1997
                                         (In Thousands

                                                of Dollars)

               Accounts receivable, billed       $   955
               Accounts receivable, unbilled         385
                                                   1,340
               Allowance for doubtful accounts       (28)

                 Totals                          $ 1,312

At December 31, 1997, sales recognized on the percentage of completion method approximated $4,900,000.


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


Note 7 - Inventories:

     Inventories consist of the following:
                                                   1997

                                              (In Thousands

                                                of Dollars)


                                    Raw materials
        $  779

           Less:
             Provision for write-downs
             to estimated realizable value           152

                   Totals                         $  627

Accumulated costs on long-term contracts recognized by the percentage of completion method (see Note 5) were approximately
$5,084,000 and $5,685,000 in 1997 and 1996, respectively.

Note 8 - Property and Equipment:

     Property and equipment, which is stated at cost, is summarized as follows at December 31, 1997:
                                                   1997

                                         (In Thousands

                                                of Dollars)
            Leasehold Improvements               $    70
            Equipment                              1,444
            Equipment under capital leases           375
                                                   1,889
            Accumulated depreciation              (1,435)
              Total equipment - net              $   454

     The Company leases certain equipment for use in its operations under capital leases. Property and equipment at December 31, 1997, included capital leases of $375,000 and related accumulated depreciation of $134,000.

     The Company entered into a three-year lease on December 15, 1995, with the new owner of the Company's former Union, New Jersey, facility for approximately 18,500 square feet at an annual rental of $90,000. The lease expires in December 1998.

     The Company's DynaVac subsidiary leased a 15,000 square feet facility in Weymouth, Massachusetts, on a month-to-month basis. During September 1996, DynaVac leased a 27,900 square feet facility in Hingham, Massachusetts, for a term of six years. Effective January 1997, annual rentals are as follows: 1997--$147,000; 1998--$151,000; 1999--$157,000; 2000--$163,000; 2001--$169,000 and
2002--$176,000.

     At December 31, 1997, the aggregate minimum rental commitments under non-cancelable leases for the period shown are as follows:
                                         Capital     Operating
      Year                               Leases       Leases
                                            (In Thousands
                                              of Dollars)
      1998                               $ 102        $ 241
      1999                                 102          157
      2000                                  79          163
      2001                                  33          169
      2002                                  21          176
Total                                    $ 337        $ 903
 Less imputed interest                      55
 Present value of net lease payments     $ 282
 Less current installments                  80
 Long-term debt obligation at 12/31/97   $ 202

Imputed interest was calculated using rates between 7.06% - 9.76%

Note 9 - Debt:

     Debt maturing within one year consists of the following at
December 31,
                                          1997         1996
                                            (In Thousands
                                              of Dollars)

Notes payable - bank                     $ 750        $   0
Current portion of capital leases           80           43 Current
portion of pension obligation               73           73

               Total                     $ 903        $ 116

     On September 12, 1996, the Company and Summit Bank, (the "Bank") entered into a Loan and Security Agreement ("Term Note") for a $300,000 renewable working capital line of credit expiring May 31, 1997. At April 23, 1997 the Term Note was renewed until May 31, 1998, and increased to the amount of $750,000. The Bank was granted a security interest in substantially all the Company's assets. As at December 31, 1997, the Company had borrowed $750,000 under the Term Note. On November 5, 1997 the Bank notified the Company that covenants under the Credit Agreement to maintain certain levels of debt to tangible net worth and current assets to current liabilities were not met on the Company's financial statements. Payments of interest are being met in accordance with the terms of the Note. The Bank has not made a demand for the principal amount of the Term Note. The Bank has made it known that it will not renew the Term Note on May 31, 1998. The Company is actively pursuing available alternate financing sources; however, there is no assurance that alternate sources can be found. If the Term Note is not replaced, this would have a material adverse effect that may cause insolvency proceedings.

     Long-term debt consists of the following at December 31,

                                                 1997
                                            (In Thousands
                                              of Dollars)

     Capital lease obligations                  $ 282
     Multi-employer pension obligation            368

          Total long-term debt including
            current maturities                    650

     Less:  current maturities                    153

          Total long-term debt                  $ 497

     Long-term liabilities consist of capital leases entered into for equipment of $161,000 in 1997 and $27,300 in 1996, respectively, and the long-term portion of the multi-employer pension fund liability (see Note 3). The debt to mature under the multi-employer pension fund liability is $79,400--1998;
$79,400--1999; $79,400--2000; and $59,500--2001.

Note 10 - Income taxes:

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     A reconciliation of the Company's income tax provision that would be provided based on a statutory federal income tax rate of 34% to the Company's effective rate is as follows:

                                          1997         1996
                                            (In Thousands
                                              of Dollars)
   Income taxes computed at the
     federal statutory rates             $   0        $ 230
   State taxes (net of federal benefit)      0           40
   Realization of benefits of tax loss
     carryforwards                           0         (200)
   Valuation allowance adjusted              0         (122)

          Net income tax (benefit)       $  (0)       $ (52)


     Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheet at December 31, 1997, are as follows:



                                             (In Thousands
                                               of Dollars)

             Deferred tax assets:
               Inventory reserve                $    52
               Accounts receivable reserve           10
               Deferred revenue                     147
               Deferred compensation                 24
               Deferred pension obligation           12
               Tax loss carryforward              1,530

                 Total deferred tax assets        1,775

             Deferred tax liabilities:
               Depreciation                         (10)

               Valuation allowance               (1,485)

             Total net deferred tax assets      $   280

     The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

     At December 31, 1997, the Company has available income tax net operating loss carryforwards of approximately $4,500,000, which expire through 2009.


Note 11 - Common stock:

          On March 11, 1997 the Board of Directors resolved to amend the Certificate of Incorporation to provide that Common Stock, $0.01 par value, be issued in two series, denominated Series A and Series B, both series having the same rights, powers and privileges, except that Series A has ten (10) votes per share.

          The Board also resolved that all issued shares of Common Stock on April 10, 1997 be classified as Series B Common Stock,
$0.01 par value.

          In addition the Board resolved that a stock distribution of one (1) share of Series A Common Stock, $0.01 par value, be distributed for each share of Series B Common Stock owned by shareholders of record on April 10, 1997. The distribution was paid on May 27, 1997.

          This transaction was accounted for as a stock split.

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

     The Company applies APB Option 25 in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized for the 1995 Plan in 1997 or 1996. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been reduced as follows:

                                    1997             1996
Net income (loss)
  As reported                   (1,263,000)        730,000
  Pro forma                     (1,266,000)        687,000

Primary earnings (loss) per share
  As reported                        (0.34)            0.20
  Pro forma                          (0.34)            0.19

Fully diluted earnings (loss) per share
  As reported                        (0.34)            0.20
  Pro forma                          (0.34)            0.19

     Following is a summary of the status of the 1995 Plan during 1997 and 1996:

                                                   Weighted
                                                    Average
                                   Number of       Exercise
                                 Shares/Units        Price

Outstanding at 1/1/97               290,000       $ 0.24420

Granted                              50,000         0.704688
Exercised                           (23,000)        0.23437
Canceled                            (10,000)        0.89789

Outstanding at 12/31/97             307,000       $ 0.608968

Options exercisable at 12/31/97     290,000       $ 0.57104

Weighted average fair value
of options granted during 1997    $ 0.21708




                                                   Weighted
                                                    Average
                                   Number of       Exercise
                                     Shares          Price

Outstanding at 1/1/96               155,000         0.24420

Granted                             145,000         0.89789
Exercised                           (10,000)        0.23431

Outstanding at 12/31/96             280,000       $ 0.51104

Options exercisable at 12/31/96     290,000       $ 0.24420

Weighted average fair value
of options granted during 1996    $ 0.01000



     Following is a summary of the status of options outstanding at December 31, 1997:



                             Outstanding Units               Exercisable Units
                               Weighted
                               Average    Weighted                    Weighted
                               Remaining    Average                   Average
Exercise                       Contractual  Exercise                  Exercise
Price Range            Number     Life      Price      Number           Price
$0.23437-$0.25781     122,000    1 year     $0.24420   122,000       $0.24420

$0.85937-$0.94531     135,000    2 years    $0.89789   135,000       $0.89789

$0.704688              50,000    3 years    $0.704688   50,000       $0.704688

Note 12 - Retirement and pension plans:

     The Company maintains a retirement plan for salaried employees (the "Salaried Plan") which provides for defined benefits. The Company's funding policy is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974. In June 1989, the Company amended the Salaried Plan so that benefits would no longer accrue. During 1997, the Company accrued no pension costs pursuant to Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pension Costs." The Company accounted for the curtailment in 1989 pursuant to Statement of Financial Accounting Standards No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits."

     The following table sets forth the funded status of the Salaried Plan assuming a discount rate of 5% at December 31, 1997:

                                                   1997


                                                  (In Thousands
                                               of Dollars)
Actuarial present value of projected
 benefit obligation including vested
 benefits of $671,000                            $ 671

Plan assets at fair value                          689

Plan assets less than projected
 benefit obligation consisting of:               $ (17)

     Unrecognized net transition liability       $   0
     Net accrued pension costs                       0

     Total                                       $   0

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


Note 13 - Commitments and contingencies:

     Lease commitment:

     DynaTenn, Inc. (d/b/a "DynaVac"), a wholly-owned subsidiary which manufactures diversified industrial vacuum equipment, leased its facility in Weymouth, Massachusetts under an operating lease which expired on January 1, 1997. Rent charged to operations under this lease approximated $73,000 and $68,000 in 1996 and 1995, respectively. During September 1996, DynaVac leased a 27,900 square feet facility in Hingham, Massachusetts, for a term of six years. Effective January 1997, annual rentals are as follows:
1998--$151,000; 1999--$157,000; 2000--$163,000; 2001--$169,000 and
2002--$176,000.

     The Company entered into a three-year lease on December 15, 1995, with the new owner of the Company's former Union, New Jersey, facility for approximately 18,500 square feet at an annual rental of $90,000. The lease expires in December, 1998.

     Contingencies:

     The Company is not a party to any material pending legal proceeding.


Note 14 - Other income and (expense):

     Other income and (expense) consist of the following:
                                          1997         1996
                                            (In Thousands
                                              of Dollars)

     Interest expense                    $ (76)       $ (21)
     Sale of Trademark (A)                   0          100
     Other, net                             33          183

          Totals                         $ (43)       $ 262

     (A) In November 1996, the Company and Licensee agreed to the purchase by the Licensee of the rights, title and interest in the "Tenney" trademark (see Note 9).


Note 15 - Major customer and concentrations of credit risk:

     Major customer:

     During the years ended December 31, 1997 and 1996, the Company did not have any major customer who contributed more than 10% of net revenue.

     Concentrations of credit risk:

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and inventories. The Company places its cash and cash equivalents in highly liquid instruments with high credit quality financial institutions.

     In general, the Company's accounts receivable result from its manufacturing and servicing operations and reflect a broad customer base to primarily large-sized companies both nationally and internationally. Also, the Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

     The Company maintains cash balances at several financial institutions located in the Northeast. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, the Company's uninsured cash balances total approximately zero.

Note 16 - Supplemental schedule of noncash investing and financing activities:

     During 1997 the Company entered into several 5-year capital leases totaling $161,000 for service vans, machinery and equipment.



*   *   *








2423F - 24F - 7TENNEY ENGINEERING, INC.AND SUBSIDIARIESNOTES TO
CONSOLIDATED FINANCIAL STATEMENTSTENNEY ENGINEERING, INC.AND
SUBSIDIARIESNOTES TO CONSOLIDATED FINANCIAL STATEMENTS