Form 10QSB
period 1998-03-31
TENNEY ENGINEERING INC
filed 1998-04-23
CIK 97184

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          Class                     Outstanding at March 31, 1998
   Series A Common Stock
     ($.01 par value)                         3,714,842

   Series B Common Stock
     ($.01 par value)                         3,714,842

     Transitional Small Business Disclosure Format:
         Yes ____   No   X
TENNEY ENGINEERING, INC.

FORM 10-QSB

QUARTER ENDED MARCH 31, 1998

I N D E X


                                                            PAGE

Part I - Financial Information

  Item 1.  Financial Statements

    Consolidated Condensed Balance Sheet - March 31, 1998      3

    Consolidated Condensed Statements of Operations  -
      Three months ended March 31, 1998 and 1997               4

    Consolidated Condensed Statements of Cash Flows -
      Three months ended March 31, 1998 and 1997               5

    Notes to Consolidated Condensed Financial Statements       6

  Item 2.  Management's Discussion and Analysis

    Management's Discussion and Analysis of Financial

      Condition and Results of Operations                     17

Part II - Other Information                                   19


TENNEY ENGINEERING, INC.
AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
MARCH 31, 1998
(In thousands of dollars - unaudited)

          ASSETS
Current Assets:
     Cash and cash equivalents                          $    80
     Accounts receivable - net                            1,159
     Current portion of installment note receivables        266
     Inventories                                            607
     Prepaid expenses and other current assets               16
     Deferred tax asset                                 $    95
          Total Current Assets                            2,223
     Plant and equipment, net                               428
     Other assets                                           209
     Deferred tax asset - long term                     $   185
          Total Assets                                  $ 3,045

     LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
     Notes payable bank                                 $   750
     Accounts payable and other accrued liabilities       1,230
     Current portion of long-term capital leases             82
     Accrued payroll and payroll taxes                      164
     Billings in excess of estimated revenue on
       long-term contracts                                  202
     Pension obligation, current portion                $    73
          Total Current Liabilities                       2,501

Long-term debt, net of current portion                      454
          Total Liabilities                               2,955

Commitments and contingencies

Stockholders Equity:
     Preferred stock $.01 par value:
          Authorized 10,000,000 shares
          Issued and outstanding - none
     Common stock $.01 par value:
          Authorized 50,000,000 shares
          Issued 3,727,980 shares                            37
          Issued 3,727,980 shares                            37
     Additional paid-in-capital                           2,263
     Retained earnings (deficit)                         (2,207)
                                                            130
Less treasury stock, 26,276 shares at cost                   40
          Total Stockholders Equity                          90
          Total Liabilities and Stockholders Equity     $ 3,045


See Notes to Consolidated Financial Statements.
TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(In thousands of dollars - unaudited)

                                                  1998      1997

Net Revenue:
     Product and product related               $ 1,731   $ 1,983
     Service                                       293       213
     Parts                                         129       125
          Totals                                 2,153     2,321

Cost of Sales:
     Product and product related                 1,429     1,535
     Service                                       135       150
     Parts                                          95        68
          Totals                                 1,659     1,753

Gross Profit                                       494       568

Selling and administrative expenses                444       526

Income from operations                              50        42

Other expense (income):
     Interest expense                               20         4
     Other income, net                              (2)       (8)
          Totals                                    18        (4)

Income before income taxes                          32        46
Income taxes (benefit)                               0        (3)

Net Income                                     $    32    $   49

Net Income per common share:
          Series A                             $ 0.005   $ 0.005
          Series B                             $ 0.005   $ 0.005




Exercise of options would not be dilutative.
TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
QUARTER ENDED MARCH 31, 1998 AND 1997
(In thousands of dollars - unaudited)

                                                  1998      1997

Operating activities:
  Net income                                    $   32   $    49
  Adjustments to reconcile income to net
   cash provided by (used in) operations:
     Depreciation and amortization                  26        16
     Deferred tax asset                              0        (3)
  Changes in operating assets and liabilities:
     Accounts and installments receivables         157       (34)
     Inventories                                    20      (197)
     Prepaid expenses and other current assets      22        42
     Other assets                                    3         3
     Accounts payable and other accrued
      liabilities                                   33      (503)
     Accrued payroll and payroll taxes              (7)      (40)
     Billings in excess of estimated revenues (212) (227) Net cash provided by (used in)
    operating activities                            74      (894)

Investing activities:
  Acquisition of equipment                           0       (64)
     Cash used in investing activities               0       (64)

Financing activities:
  Exercise of options and issuance of
    common stock                                     0         2
  Proceeds from working capital line of credit       0       375
  Pension obligation                               (20)        0
  Payments of note payable and long-term
    capital leases                                 (21)      (30)
  Net cash provided by (used in)
    financing activities                           (41)      347


Net increase (decrease) in cash and cash
 equivalents                                        33      (611)
Cash and cash equivalents, beginning of year        47       661

Cash and cash equivalents, end of period        $   80   $    50

Supplemental disclosure of cash flow
 information:
   Interest paid                               $    20   $     4
   Income taxes paid                           $     0   $     0







Note 1:

Summary of Accounting Policies:

The financial information enclosed herewith as at March 31, 1998 and for the three months ended March 31, 1997 is unaudited, and, in the opinion of the Company, reflects all adjustments (which included only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1998, the changes in cash flow for the three months ended March 31, 1998 and 1997 and the results of operation for these periods.

This quarterly report should be read in conjunction with the Company's 1997 Annual Report and the March 31, 1998 Management's
Discussion and Analysis of Financial Condition and Results of
Operations.


Note 2:

Results of Operations:

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 3:

Financial Condition and Results of Operation:

As shown in the accompanying consolidated financial statements, the Company has earned net income for the quarters March 31, 1998 and 1997, respectively, from operations.

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


Note 4:


Accounts receivable:

Accounts receivable consist of the following:



                                           March 31,
                                             1998
                                         (In thousands
                                           of dollars)

Accounts receivable, billed                  $   693
Accounts receivable, unbilled                    494
Allowance for doubtful accounts                  (28)

          Totals                             $ 1,159


At March 31, 1998, sales recognized on the percentage of completion method approximated $1,687,000.


Note 5:

Inventories:

Inventories consist of the following:

                                                 March 31,
                                                   1998
                                              (In thousands
                                                of dollars)




Raw materials                                    $   759

  Less:
     Provision for write-downs to estimated
     realizable value                                152

          Totals                                 $   607


Accumulated costs on long-term contracts recognized by the percentage of completion method (see Note 4) were approximately
$1,398,000.


Note 6:

Property and Equipment:

Property and equipment, which is stated at cost, is summarized as follows at March 31, 1998:

                                                  March 31,
                                                    1998
                                               (In thousands
                                                 of dollars)

     Leasehold Improvements                       $    70

     Equipment                                      1,431
     Equipment under capital leases                   375
                                                    1,876


     Accumulated depreciation                      (1,448)

          Total property and equipment - net      $   428

The Company leases certain equipment for use in its operations under capital leases. Property and equipment at March 31, 1998, included capital leases of $375,000 and related accumulated depreciation of $152,000.

DynaTenn, Inc. (d/b/a "DynaVac"), a wholly owned subsidiary which manufactures diversified industrial vacuum equipment, leases its 27,900 square-foot facility in Hingham, Massachusetts, under an operating lease which became effective on January 1, 1997, for a term of six years. Rent charged to operations under this lease for the first quarter of 1998 approximated $54,100, and $26,400 for the first quarter of 1997.

Tenney Engineering, Inc. leases its facility in Union, New Jersey, under an operating lease which expires in December 1998. Rent charged to operations under this lease approximated $23,500 and $17,500 in 1998 and 1997, respectively.

At March 31, 1998, the aggregate minimum rental commitments under non-cancelable leases for the period shown are as follows:






                  Year       Capital Leases     Operating Leases
                                   (In thousands of dollars)
                  1998           $   60             $  241
                  1999              102                157
                  2000               79                163
                  2001               33                169
                  2002               21                176
                  Total          $  295             $  906

  Less imputed interest              34
  Present value of net
    lease payments               $  261
  Less current installments          82
  Long-term debt obligation
    at March 31, 1998            $  179

Imputed interest was calculated using rates between 7.06% - 9.76%


Note 7:

Debt:

Debt  maturing  within  one  year consists of  the  following  at
March 31,
                                           1998      1997
                                            (In thousands
                                              of dollars)

Notes payable - bank                       $ 750   $  375
Current portion of capital leases             82       43
Current portion of pension obligation         73       73
     Total                                $  905   $  491


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

Long-term debt consists of the following at March 31,


                                                       1998
                                                   (In thousands
                                                     of dollars)

     Capital lease obligations                        $  262
     Multi-employer pension obligation                   347

          Total long-term debt including
           current maturities                            609
          Less:  current maturities                      155

           Total long-term debt                       $  454


No new capital leases were entered into for equipment during the first quarter of 1998.

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

The Company had reserved on its balance sheet as at December 31, 1995, the sum of $581,835 for the withdrawal liability to the Fund. The Company will charge all the payments made to the Fund to this reserve account; and if all payments are made in accordance with the provisions of the Agreement, any balance in the reserve will be recognized as forgiveness of indebtedness when payments are complete. At March 31, 1998, the reserve approximated $347,000.


Note 8:

Net Revenue:

Product and product-related net revenue includes revenue from the Company's manufacturing operation, sales of reconditioned equipment and rental income. Service revenue includes revenue from the servicing and installation of equipment. Parts revenue includes revenue from the sale of replacement and spare parts for equipment previously manufactured by the Company, as well as equipment currently being manufactured under the "Tenney" name and competitors' equipment.


Note 9:

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

A reconciliation of the Company's income tax provision that would be provided based on a statutory federal income tax rate of 34% to the Company's effective rate is as follows:

                                          1998         1997
                                            (In Thousands
                                              of Dollars)
   Income taxes computed at the
     federal statutory rates             $   0        $  18
   State taxes (net of federal benefit)      0            3
   Realization of benefits of tax loss
     carryforwards                           0          (21)
   Reduction of valuation allowance          0          ( 3)

          Net income tax (benefit)       $   0        $ ( 3)


     Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheet at March 31, 1998, are as follows:

                                             (In Thousands
                                               of Dollars)

             Deferred tax assets:
               Inventory reserve                $    52
               Accounts receivable reserve           10
               Deferred revenue                      75
               Deferred compensation                 24
               Deferred pension obligation           12
               Tax loss carryforward              1,557

                 Total deferred tax assets        1,730

             Deferred tax liabilities:
               Depreciation                         (10)

               Valuation allowance               (1,440)

             Total net deferred tax assets      $   280

     The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

     At March 31, 1998, the Company has available income tax net operating loss carryforwards of approximately $4,570,000, which expire through 2009.

Note 10:

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

The Company applies APB Option 25 in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized for the 1995 Plan in 1998 or 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:
                                          1998            1997
Net income (loss)
  As reported                            32,000          49,000
  Pro forma                              32,000          46,000

Primary earnings per share
  As reported                              0.01            0.01
  Pro forma                                0.01            0.01

Fully diluted earnings per share
  As reported                              0.01            0.01
  Pro forma                                0.01            0.01

     Following is a summary of the status of the 1995 Plan during the first quarter of 1998 and the year ended December 31, 1997:

                                                   Weighted
                                                    Average
                                   Number of       Exercise
                                 Shares/Units        Price

Outstanding at 1/1/98               307,000       $ 0.608968

Granted                                   0            --
Exercised                                 0            --
Canceled                                  0            --

Outstanding at 3/31/98              307,000       $ 0.608968

Options exercisable at 3/31/98      307,000       $ 0.608968

Weighted average fair value
of options granted during
the first quarter of 1998         $       0

                                                   Weighted
                                                    Average
                                  Number of        Exercise
                                 Shares/Units        Price

Outstanding at 1/1/97               290,000       $ 0.24420

Granted                              50,000         0.704688
Exercised                           (23,000)        0.23437
Canceled                            (10,000)        0.89789

Outstanding at 12/31/97             307,000       $ 0.608968

Options exercisable at 12/31/97     307,000       $ 0.608968

Weighted average fair value
of options granted during 1997    $       0


     Following is a summary of the status of options outstanding at March 31, 1998:

                      Outstanding Units                      Exercisable Units
                                Weighted
                                 Average    Weighted                         Weighted
                                Remaining    Average                         Average
  Exercise                     Contractual  Exercise                         Exercise
Price Range            Number     Life        Price         Number           Price
$0.23437-$0.25781     122,000    1/2 year      $0.24420     122,000          $0.24420

$0.85937-$0.94531     135,000      1 year      $0.89789     135,000          $0.89789

$0.704688              50,000      2 years     $0.704688     50,000          $0.704688

Note 11:

Commitments and contingencies:

Lease commitments:

DynaTenn, Inc. (d/b/a "DynaVac"), a wholly owned subsidiary which manufactures diversified industrial vacuum equipment, leases its 27,900 square-foot facility in Hingham, Massachusetts, under an operating lease which became effective on January 1, 1997, for a term of six years. Rent charged to operations under this lease for the first quarter of 1998 approximated $54,100, and $26,400 for the first quarter of 1997.

Tenney Engineering, Inc. leases its facility in Union, New Jersey, under an operating lease which expires in December 1998. Rent charged to operations under this lease approximated $23,500 and $17,500 in 1998 and 1997, respectively.

Contingencies:

The Company is not a party to any material pending legal proceeding.


 *   *   *


MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

As shown in the accompanying consolidated financial statements, the Company has earned net income for the quarters March 31, 1998 and 1997, respectively, from operations.

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

At March 31, 1998, the Company's cash and cash equivalents totaled $80,000, an addition of $33,000 from the balance of $47,000 as at December 31, 1997. Net cash provided by operations totaled $74,000. Cash was provided primarily by the increased collection effort reducing the amount of outstanding receivables of $157,000. The primary use of cash amounting to $212,000 was due to the reduction of billings in excess of estimated revenue.

The Company is engaged in one industry segment: the engineering, marketing and manufacturing of diversified high-technology vacuum systems for space simulation, optic coating and sputtering; and provides service, refurbishing, upgrading, installation and sale or rental of reconditioned test equipment.


RESULTS OF OPERATIONS

Total net revenue for the three months ended March 31, 1998, of $2,153,000 compares to net revenue of $2,321,000 in the corresponding 1997 period.

Product and product-related net revenue for 1998 and 1997 was $1,731,000 and $1,983,000, respectively. The decrease was due to lower sales in the DynaVac subsidiary.

Service-related revenue of $293,000 for the three months ended March 31, 1998, compares to the first quarter 1997 revenue of $213,000, an increase of 38%. The increase is due primarily to larger numbers of upgrades and retrofits of Tenney equipment.

Revenue related to the sale of parts totaled $129,000 and $125,000 for the quarters ended March 31, 1998 and 1997, respectively.

The Company's order backlog at March 31, 1998, December 31, 1997, and March 31, 1997 was approximately $1,800,000, $2,200,000 and
$888,000, respectively. The increase is due primarily to an increase in receiving large contract sales at the Company's DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 77% for the quarter ended March 31, 1998, and compares to 75% for the corresponding 1997 period.

The first quarter 1998 cost of sales percentage of product and product-related sales was 82% and compares to a cost of sales of 77% during 1997. The increase is due to a higher amount of labor costs in January and February at the DynaVac subsidiary.

Service cost of sales as a percentage of sales was 46% and 70% for the 1998 and 1997 quarters, respectively. The decrease is due to lower overhead costs and more favorable product mix.

Cost of sales as a percentage of sales during 1998 for parts was 74% and compares to 54% for the 1997 corresponding period. The increase was due to the sales mix of parts.

Selling and administrative expenses for the first quarter of 1998 was $444,000 and compares to expenses of $526,000 in the 1997 period. The decrease is due to cost containment reductions made in 1997.

Interest expense was $20,000 in 1998 and compares to expense of $4,000 in the 1997 period.

The first quarter net income was $32,000 and $49,000 in 1998 and 1997, respectively.



PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)  Exhibits

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March
31, 1998.





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



Dated:  April 23, 1998





5TENNEY ENGINEERING, INC.AND SUBSIDIARIESNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS