Form 10QSB
period 1998-06-30
TENNEY ENGINEERING INC
filed 1998-08-11
CIK 97184

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          Class                     Outstanding at June 30, 1998
Series A Common Stock $.01 par
value                                         3,800,592
Series B Common Stock $.01 par
value                                         3,728,053

     Transitional Small Business Disclosure Format:
         Yes ____   No   X
TENNEY ENGINEERING, INC.

FORM 10-QSB

QUARTER ENDED JUNE 30, 1998

I N D E X


                                                            PAGE

Part I - Financial Information

  Item 1.  Financial Statements

    Consolidated Condensed Balance Sheet - June 30, 1998       3

    Consolidated Condensed Statements of Operations  -
      Three and six months ended June 30, 1998 and 1997        4

    Consolidated Condensed Statements of Cash Flows -
      Six months ended June 30, 1998 and 1997                  5

    Notes to Consolidated Condensed Financial Statements       6

  Item 2.  Management's Discussion and Analysis

    Management's Discussion and Analysis of Financial

      Condition and Results of Operations                     17

Part II - Other Information                                   19


TENNEY ENGINEERING, INC.
AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
JUNE 30, 1998
(In thousands of dollars - unaudited)

          ASSETS
Current Assets:
     Cash and cash equivalents                          $    53
     Accounts receivable - net                            1,329
     Inventories                                            592
     Prepaid expenses and other current assets               64
     Deferred tax asset                                      95
          Total Current Assets                            2,133
     Plant and equipment, net                               426
     Other assets                                           210
     Deferred tax asset - long term                         185
          Total Assets                                    2,954

     LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
     Notes Payable Bank                                 $   750
     Accounts payable and other accrued liabilities       1,108
     Current portion of long-term capital leases             58
     Accrued payroll and payroll taxes                      155
     Billings in excess of estimated revenue on
       long-term contracts                                  232
     Pension obligation, current portion                     79
          Total Current Liabilities                       2,382

Long-term debt, net of current portion                      463
          Total Liabilities                               2,845

Commitments and contingencies

Stockholders Equity:
     Preferred stock $.01 par value:
          Authorized 10,000,000 shares
          Issued and outstanding - none
     Common stock $.01 par value:
          Authorized 10,000,000 shares - Series A
          Issued 3,824,980 shares                             38
          Authorized 40,000,000 shares - Series B
          Issued 3,824,980 shares                             38
     Additional paid-in-capital                            2,284
     Retained earnings (deficit)                          (2,191)
          Total                                              169

Less treasury stock:
     Series A Common Stock, 24,388 shares at cost    23
     Series B Common Stock, 96,927 shares at cost    37
     Total at cost                                            60
          Total Stockholders Equity                          109
          Total Liabilities and Stockholders Equity      $ 2,954

See Notes to Consolidated Financial Statements.

TENNEY ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
                                        (In thousands of dollars -
                                          except per share amounts)

                                 Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                                  1998        1997        1998     1997
Net Revenue:
  Product and product related   $1,589      $  919      $3,320    $2,902
  Service                          229         276         522       489
  Parts                            120         152         249       277
Totals                           1,938       1,347       4,091     3,668

Cost of Sales:
  Product and product related    1,235       1,140       2,664     2,675
  Service                          183         164         318       314
   Parts                            39          98         134       166
        Totals                   1,457       1,402       3,116     3,155

Gross Profit (Loss)                481         (55)        975       513

Selling and administrative
  expenses                         443         549         887     1,075

Income (Loss) from operations       38        (604)         88      (562)

Other expense (income):
  Interest expense                  27           5          47         9
  Other income, net                ( 4)         (1)        ( 6)      ( 9)
        Totals                      23           4          41         0

Income (Loss) before
  income taxes                      15      $ (608)         47     $ (562)
Income taxes (benefit)               -        ( 27)          -       ( 30)
Net Income (Loss)                   15      $ (581)         47     $ (532)

Net Income (Loss)per common share
  Series A                      $ .001      $(0.08)     $ .003     $(0.07)
  Series B                        .001       (0.08)     $ .003      (0.07)

Exercise of options would not be dilutative.
See Notes to Consolidated Condensed Financial Statements.

TENNEY ENGINEERING, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(In thousands of dollars - unaudited)

                                                  1998      1997
Operating activities:
  Net income (Loss)                              $  47   $  (532)
  Adjustments to reconcile income (loss)to
  net cash provided by (used in) operations:
     Depreciation and amortization                  52        44
     Tax asset                                               (30)
  Changes in operating assets and liabilities:
     Accounts and installments receivables         253       233
     Inventories                                    35      ( 94)
     Prepaid expenses and other current assets    ( 26)       55
     Other assets                                    3        13
     Accounts payable and other accrued
      liabilities                                 ( 89)     (666)
     Accrued payroll and payroll taxes            ( 16)     ( 30)
     Billings in excess of estimated revenues     (182)     ( 60)
  Net cash provided by (used in)operating
     activities                                     77    (1,067)

Investing activities:
  Acquisition of equipment                           0      (107)
     Cash used in investing activities               0      (107)

Financing activities:
  Exercise of options and issuance of
     common stock                                    3         2
  Proceeds from working capital line of credit       0       645
  Pension obligation                              ( 33)
  Payments of note payable  and long-term
      capital leases                              ( 41)      (45)
Net cash provided by (used in)
      financing activities                         (71)      602

Net increase (decrease) in cash and cash
 equivalents                                         6      (572)
Cash and cash equivalents, beginning of year        47       661

Cash and cash equivalents, end of period         $  53    $   89

Supplemental disclosure of cash flow
 information:
   Interest paid                                 $  47    $    9
   Income taxes paid                                      $    0

See Notes to Consolidated Condensed Financial Statements.



Note 1:

Summary of Accounting Policies:

The financial information enclosed herewith as at June 30, 1998 and for the three months and six months ended June 30, 1998 is unaudited, and, in the opinion of the Company, reflects all adjustments (which included only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 1998, the changes in cash flow for the six months ended June 30, 1998 and 1997 and the results of operation for these periods.

This quarterly report should be read in conjunction with the Company's 1997 Annual Report and the June 30, 1998 Management's
Discussion and Analysis of Financial Condition and Results of
Operations.


Note 2:

Results of Operations:

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 3:

Financial Condition and Results of Operation:

As shown in the accompanying consolidated financial statements, the Company has earned net income for the first two quarters ending
June 30, 1998, which has improved the Company's financial position, and incurred losses for the comparable periods in 1997.

On September 12, 1996, the Company and Summit Bank (the "Bank") entered into a Loan and Security Agreement ("Term Note") for a $300,000 renewable working capital line of credit expiring May 31, 1997. At April 23, 1997 the Term Note was renewed until May 31, 1998, and increased to the amount of $750,000. The Bank was granted a security interest in substantially all the Company's assets. As at December 31, 1997, the Company had borrowed $750,000 under the Term Note. On November 5, 1997 the Bank notified the Company that covenants under the Credit Agreement to maintain certain levels of debt to tangible net worth and current assets to current liabilities were not met on the Company's financial statements. Payments of interest have been made in accordance with the terms of the Note. On June 5, 1998, the Company received a letter from the Bank demanding payment of the Note in 30 days. Subsequent to June 30, 1998 the Company and the Bank have reached an agreement in principle which provides that the maturity of the Term Note be extended to July 15, 1999 provided that the Company make a principal payment of $100,000 due upon execution of definitive documentation, three monthly payments of $10,000 principal plus accrued interest beginning on August 15, 1998 and, commencing on November 15, 1998 eight monthly payments of $20,000 principal plus accrued interest through June 15, 1999, with the balance being payable on July 15, 1999. Interest will be calculated at the rate of 1.75% above the Bank's prime lending rate. The Company has a commitment from certain shareholders to lend it $100,000 concurrent with the execution of the definitive Bank documents. The shareholders' loan is to be evidenced by a Demand Note bearing interest at a rate of 1.75% above the Bank's prime lending rate with interest payable monthly.


Note 4:

Accounts receivable:

Accounts receivable consist of the following:


                                                  June 30,
                                                    1998
                                               (In thousands
                                                 of dollars)

Accounts receivable, billed                  $   887
Accounts receivable, unbilled                    470
Allowance for doubtful accounts               (   28)

          Totals                             $ 1,329

At June 30, 1998, sales recognized on the percentage of completion method approximated $3,213,000.



Note 5:

Inventories:

Inventories consist of the following:
                                                 June 30,


                                                   1998
                                              (In thousands
                                                of dollars)




Raw materials                               $   744

Less:
 Provision for write-downs to estimated
 realizable value                               152

     Totals                                 $   592

Accumulated costs on long-term contracts recognized by the percentage of completion method (see Note 4) were approximately
$2,603,000.


Note 6:

Property and Equipment:

Property and equipment, which is stated at cost, is summarized as follows at June 30,
                                                    1998
                                               (In thousands
                                                 of dollars)

     Leasehold Improvements                       $    70

     Equipment                                      1,432
     Equipment under capital leases                   399
                                                    1,901


     Accumulated depreciation                      (1,475)

          Total property and equipment - net      $   426


The Company leases certain equipment for use in its operations under capital leases. Property and equipment at June 30, 1998, included capital leases of $399,000 and related accumulated depreciation of $171,000.

DynaTenn, Inc. (d/b/a "DynaVac"), a wholly owned subsidiary which manufactures diversified industrial vacuum equipment, leases its 27,900 square-foot facility in Hingham, Massachusetts, under an operating lease which became effective on January 1, 1997, for a term of six years. Rent charged to operations under this lease for the first two quarters of 1998 approximated $90,180, and $57,100 for the first two quarters of 1997.

Tenney Engineering, Inc. leases its facility in Union, New Jersey, under an operating lease which expires in December 1998. Rent charged to operations under this lease approximated $47,000 in 1998 and 1997, respectively.

At June 30, 1998, the aggregate minimum rental commitments under non-cancelable leases for the period shown are as follows:


                  Year       Capital Leases     Operating Leases
                                   (In thousands of dollars)
                  1998           $   64             $  241
                  1999              110                157
                  2000               87                163
                  2001               37                169
                  2002               21                176
                  Total          $  319             $  906

  Less imputed interest              34
  Present value of net
    lease payments               $  265
  Less current installments          58
  Long-term debt obligation
    at June 30, 1998            $   207

Imputed interest was calculated using rates between 7.06% - 9.76%


Note 7:

Debt:

Debt  maturing  within  one  year consists of  the  following  at
June 30,
                                           1998      1997
                                            (In thousands
                                              of dollars)

Notes payable - bank                       $ 750   $  645
Current portion of capital leases             58       43
Current portion of pension obligation         79       73
     Total                                $  887   $  761



On September 12, 1996, the Company and Summit Bank (the "Bank") entered into a Loan and Security Agreement ("Term Note") for a $300,000 renewable working capital line of credit expiring May 31, 1997. At April 23, 1997 the Term Note was renewed until May 31, 1998, and increased to the amount of $750,000. The Bank was granted a security interest in substantially all the Company's assets. As at December 31, 1997, the Company had borrowed $750,000 under the Term Note. On November 5, 1997 the Bank notified the Company that covenants under the Credit Agreement to maintain certain levels of debt to tangible net worth and current assets to current liabilities were not met on the Company's financial statements. Payments of interest are being met in accordance with the terms of the Note. On June 5, 1998, the Company received a letter from the Bank demanding payment of the Note in 30 days. Subsequent to June 30, 1998 the Company and the Bank have reached an agreement in principle which provides that the maturity of the Term Note be extended to July 15, 1999 provided that the Company make a principal payment of $100,000 due upon execution of definitive documentation, three monthly payments of $10,000 principal plus accrued interest beginning on August 15, 1998 and, commencing on November 15, 1998 eight monthly payments of $20,000 principal plus accrued interest through June 15, 1999, with the balance being payable on July 15, 1999. Interest will be calculated at the rate of 1.75% above the Bank's prime lending rate. The Company has a commitment from certain shareholders to lend it $100,000 concurrent with the execution of the definitive Bank documents. The shareholders' loan is to be evidenced by a Demand Note bearing interest at a rate of 1.75% above the Bank's prime lending rate with interest payable monthly.




Long-term debt consists of the following at June 30, 1998
                                                   (In thousands
                                                     of dollars)

     Capital lease obligations                        $  265
     Multi-employer pension obligation                   335

          Total long-term debt including
           current maturities                            600
          Less:  current maturities                      137

           Total long-term debt                       $  463


One new capital lease was entered into for vehicle equipment during the second quarter of 1998.

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

The Company had reserved on its balance sheet as at December 31, 1995, the sum of $581,835 for the withdrawal liability to the Fund. The Company will charge all the payments made to the Fund to this reserve account; and if all payments are made in accordance with the provisions of the Agreement, any balance in the reserve will be recognized as forgiveness of indebtedness when payments are complete. At June 30, 1998, the reserve approximated $335,000.


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

A reconciliation of the Company's income tax provision that would be provided based on a statutory federal income tax rate of 34% to the Company's effective rate is as follows:

                                          1998         1997
                                            (In Thousands
                                              of Dollars)
   Income taxes computed at the
     federal statutory rates             $   0        $   0
   State taxes (net of federal benefit)      0            0
   Realization of benefits of tax loss
     carryforwards                           0          (30)
   Reduction of valuation allowance          0            0

          Net income tax (benefit)       $   0        $ (30)


     Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheet at June 30, 1998, are as follows:

                                             (In Thousands
                                               of Dollars)

             Deferred tax assets:
               Inventory reserve                $    52
               Accounts receivable reserve           10
               Deferred revenue                      79
               Deferred compensation                 24
               Deferred pension obligation           12
               Tax loss carryforward              1,542

                 Total deferred tax assets        1,719

             Deferred tax liabilities:
               Depreciation                         (10)

               Valuation allowance               (1,429)

             Total net deferred tax assets      $   280


     The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

     At June 30, 1998, the Company has available income tax net operating loss carryforwards of approximately $4,560,000, which expire through 2009.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

          Assumption                    1995 Plan
          Dividend Yield                      0%
          Risk-free Interest Rate          7.50%
          Expected Life                  3 Years
          Expected Volatility                13%

The Company applies APB Option 25 in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized for the 1995 Plan in 1998 or 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:


                                          1998            1997
Net income (loss)
  As reported                            47,000        (532,000)
  Pro forma                              47,000        (539,000)

Primary earnings per share
  As reported                              0.003          (0.14)
  Pro forma                                0.003          (0.14)

                                 Shares/Units        Price

Outstanding at 1/1/98               307,000       $ 0.608968

Granted
Exercised                           (97,000)        0.23437
Expired                              25,000         0.23437

Outstanding at 6/30/98              185,000       $ 0.608968

Options exercisable at 6/30/98      185,000       $ 0.608968

Weighted average fair value
of options granted during 1998    $       0


                                 Shares/Units        Price

Outstanding at 1/1/97               290,000       $ 0.24420

Granted                              50,000         0.704688
Exercised                           (23,000)        0.23437
Canceled                            (10,000)        0.89789

Outstanding at 12/31/97             307,000       $ 0.608968

Options exercisable at 12/31/97     307,000       $ 0.608968

Weighted average fair value
of options granted during 1997    $       0


     Following is a summary of the status of options outstanding at
June 30, 1998:
                      Outstanding Units            Exercisable Units
                                Weighted
                                 Average    Weighted              Weighted
                                Remaining    Average              Average
  Exercise                     Contractual  Exercise             Exercise
Price Range            Number     Life        Price    Number    Price
$0.85937-$0.94531     135,000    1 year     $0.89789   135,000  $0.89789

$0.704688              50,000    2 years    $0.704688   50,000  $0.704688

Note 11:

Commitments and contingencies:

Lease commitments:

DynaTenn, Inc. (d/b/a "DynaVac"), a wholly owned subsidiary which manufactures diversified industrial vacuum equipment, leases its 27,900 square-foot facility in Hingham, Massachusetts, under an operating lease which became effective on January 1, 1997, for a term of six years. Rent charged to operations under this lease for the first two quarters of 1998 approximated $90,180, and $57,100 for the first two quarters of 1997.

Tenney Engineering, Inc. leases its facility in Union, New Jersey, under an operating lease which expires in December 1998. Rent charged to operations under this lease approximated $47,000 in 1998 and 1997, respectively.

Contingencies:

The Company is not a party to any material pending legal proceeding.


 *   *   *


MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

LIQUIDITY

As shown in the accompanying consolidated financial statements, the Company has earned net income from operations for the first two quarters of 1998 and had incurred losses during the comparable 1997 periods.

On September 12, 1996, the Company and Summit Bank (the "Bank") entered into a Loan and Security Agreement ("Term Note") for a $300,000 renewable working capital line of credit expiring May 31, 1997. At April 23, 1997 the Term Note was renewed until May 31, 1998, and increased to the amount of $750,000. The Bank was granted a security interest in substantially all the Company's assets. As at December 31, 1997, the Company had borrowed $750,000 under the Term Note. On November 5, 1997 the Bank notified the Company that covenants under the Credit Agreement to maintain certain levels of debt to tangible net worth and current assets to current liabilities were not met on the Company's financial statements. Payments of interest are being met in accordance with the terms of the Note. On June 5, 1998, the Company received a letter from the Bank demanding payment of the Note in 30 days. Subsequent to June 30, 1998 the Company and the Bank have reached an agreement in principle which provides that the maturity of the Term Note be extended to July 15, 1999 provided that the Company make a principal payment of $100,000 due upon execution of definitive documentation, three monthly payments of $10,000 principal plus accrued interest beginning on August 15, 1998 and, commencing on November 15, 1998 eight monthly payments of $20,000 principal plus accrued interest through June 15, 1999, with the balance being payable on July 15, 1999. Interest will be calculated at the rate of 1.75% above the Bank's prime lending rate. The Company has a commitment from certain shareholders to lend it $100,000 concurrent with the execution of the definitive Bank documents. The shareholders' loan is to be evidenced by a Demand Note bearing interest at a rate of 1.75% above the Bank's prime lending rate with interest payable monthly. If the agreement is not consummated with the Bank, and there can be no assurance that it will be, this would have a material adverse effect which may cause the Company to seek relief from creditors' claims under insolvency laws.


At June 30, 1998, the Company's cash and cash equivalents totaled $53,000, an addition of $6,000 from the balance of $47,000 as at December 31, 1997. Net cash provided by operations totaled $77,000. Cash was provided primarily by the collection in full of the outstanding note receivable of approximately $270,000. The primary use of cash amounting to approximately $105,000 was due to the payments of operating liabilities.


The Company is engaged in one industry segment: the engineering, marketing and manufacturing of diversified high-technology vacuum systems for space simulation, optic coating and sputtering; and provides service, refurbishing, upgrading, installation and sale or rental of reconditioned test equipment.


RESULTS OF OPERATIONS

Total net revenue for the second quarter and year-to-date periods ended June 30, 1998, of $1,938,000 and $4,091,000 compares to net revenue of $1,347,000 and $3,668,000 in the corresponding 1997 period.

Product and product-related net revenue for the second quarter and year-to-date periods ended June 30, 1998 was $1,589,000 and $3,320,000, respectively, and compares to 1997 revenue of $919,000 and $2,900,000 in the corresponding periods, respectively. The change is due to the increased amount of revenue recognized under the percentage of completion for long-term projects that were being worked on in our DynaVac subsidiary.

Service-related revenue of $229,000 for the second quarter and $522,000 for the year-to-date periods ended June 30, 1998, compares to the same periods in 1997 of revenue of $276,000, and $489,000, respectively. The year to date increase is due primarily to an increase in retrofit and upgrade revenues.

Revenue related to the sale of parts totaled $120,000 and $249,000 for the second quarter and year-to-date periods ended June 30, 1998, respectively. For the second quarter and year-to- date periods ended June 30, 1997, revenue related to the sale of parts was $152,000 and $277,000, respectively. The decrease was due to receiving fewer parts orders.

The Company's order backlog at June 30, 1998, December 31, 1997 and June 30, 1997 was approximately $1,300,000, $2,200,000 and
$1,400,000, respectively. The decrease is due primarily to a slow-down in receiving orders at the Company's DynaVac subsidiary.

The total cost of sales as a percentage of net revenue was 75%, and 76% for the second quarter and year-to-date periods ended June 30, 1998, and compares to 104% and 86% for the corresponding 1997 periods.

The second quarter and year-to-date periods ended June 30 ,1998, cost of sales percentage of product and product-related sales was 77% and 80%, respectively, and compares to a cost of sales of 124% and 92% during the corresponding 1997 period. The decrease is due mainly to cost reductions at our DynaVac subsidiary.

Service cost of sale as a percentage of sales was 80% and 60% for the 1998 second quarter and year-to-date periods ended June 30, 1998. This compares to 80% and 64% for the 1997 periods ended June 30, 1997. The year-to-date decrease is due to an increase in service revenue and a reduction of overhead fixed costs.

Cost of sales as a percentage of sales for the second quarter and year-to-date periods ended June 30, 1998 for parts was 33% and 54%, respectively, and compares to 64% and 60% for the 1997 corresponding periods. The decrease was due to the product mix.

Selling and administrative expenses for the second quarter and year-to-date for the periods ended June 30, 1998 was $443,000 and $887,000, and compares to expenses of $549,000 and $1,075,000 in the 1997 periods. The decrease is due to cost reductions implemented during the last quarter of 1997.

Interest expense was $27,000 and $47,000, respectively, for the second quarter and year-to-date periods ended June 30, 1998, and compares to expense of $5,000 and $9,000, respectively, in the 1997 periods.

The second quarter and year-to-date periods ended June 30, 1998 net income was $15,000 and $47,000, respectively, and compares to net loss of $(581,000) and $(532,000) for the corresponding periods ended June 30, 1997.


PART II - OTHER INFORMATION


Item 6.  Exhibits

(a)  Exhibits


     (27)      Financial Data Schedule


(b)  Reports on Form 8-K

A report on Form 8K for an event occurring on June 5, 1998 was filed, Item 5, reporting the receipt of a 30 day demand to pay Summit Bank the balance due under the Term Note. An amended Form 8K-A filed on July 23, 1998 reported the agreement in principle with the Bank to extend the maturity of the Term Note.





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Tenney Engineering, Inc.
                                        (Registrant)



                                   /s/Martin Pelman
                                   _________________________
                                   Martin Pelman
                                   Vice President, Finance
                                   Principal Finance Officer



Dated:  August 11, 1998




20TENNEY ENGINEERING, INC.AND SUBSIDIARIESNOTES TO CONSOLIDATED
FINANCIAL STATEMENTS